Form 10-Q
period 1996-06-30
ADAPTIVE SOLUTIONS INC
filed 1996-08-09
CIK 873952

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended     June 30, 1996
                                   -------------

Commission File Number  0-22472
                        -------

                             ADAPTIVE SOLUTIONS, INC.
_______________________________________________________________________________
                (Exact name of registrant as specified in its charter)

     Oregon                                                    93-0981962
_______________________________________________________________________________
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

1400 N.W. Compton Drive, Suite 340, Beaverton, OR                97006
_______________________________________________________________________________
(Address of principal executive offices)                       (Zip Code)

                                      (503) 690-1236
_______________________________________________________________________________
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        [X ] Yes  [  ] No

                 Number of shares of common stock outstanding as of
                                    June 30, 1996:
                           6,876,951 shares, no par value
                           ------------------------------

                              ADAPTIVE SOLUTIONS, INC.

                                 Index to Form 10-Q


PART I FINANCIAL INFORMATION                                          Page No.
- ----------------------------                                          --------

Item 1. Financial Statements

        Balance Sheets as of
        June 30, 1996 and December 31, 1995                              3

        Statements of Operations for the
        three months and six months ended June 30, 1996 and 1995         4

        Statements of Cash Flows for the
        six months ended June 30, 1996 and 1995                          5

        Notes to Condensed Financial Statements                          6-7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                    8-13


PART II OTHER INFORMATION
- -------------------------

Item 1.  Legal Proceedings                                               14

Item 6.  Exhibits and Reports on Form 8-K                                14-15


SIGNATURES                                                               16
- ----------

                           ADAPTIVE SOLUTIONS, INC.
                               BALANCE SHEETS
                               (In thousands)


                                                    June 30,       December 31,
                                                        1996               1995
                                                  (unaudited)

ASSETS
Current assets:
Cash and cash equivalents                         $   4,487          $     974
Trade accounts receivable, net                        1,180              4,220
Inventory, net                                        2,235              2,885
Prepaid expenses                                        134                381
   Total current assets                               8,036              8,460

Property and equipment - net                          1,626              1,754
Other assets                                            100                  7
                                                  $   9,762          $  10,221


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                  $      58          $     825
Line of credit                                          554                  0
Accrued expenses                                      2,039              1,209
Current portion of capital lease
   obligations                                          451                476
Deferred revenue                                         47                 67
   Total current liabilities                          3,149              2,577

Capital lease obligations, less current portion         506                496

Stockholders' equity:
Common stock, no par value.  Authorized 30,000
    shares; issued and outstanding 6,877 shares
    and 6,014 shares at June 30, 1996 and
    December 31, 1995, respectively                  31,068             28,674
Unearned compensation                                     0                (17)
Accumulated deficit                                 (24,961)           (21,509)
  Total stockholders' equity                          6,107              7,148
                                                  $   9,762          $  10,221

          See accompanying notes to condensed financial statements.


                          ADAPTIVE SOLUTIONS, INC.
                          STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                 (Unaudited)


                                       Three months ended     Six months ended
                                             June 30,              June 30,
                                          1996      1995        1996      1995
                                       -------   -------     -------   -------
REVENUE:
  Net product revenue                  $   976   $   654     $ 4,327   $ 1,156
  Research and development
    revenue                                507       309         987       605
                                       -------   -------     -------   -------
TOTAL REVENUE                            1,483       963       5,314     1,761

OPERATING COSTS AND EXPENSES
  Cost of product revenue                1,262       924       3,396     1,253
  Research and development                 880       961       1,811     1,705
  Sales and marketing                      538       944       1,350     1,606
  General and administrative             1,740       260       2,227       497
                                       -------   -------     -------   -------

TOTAL OPERATING COSTS AND
EXPENSES                                 4,420     3,089       8,784     5,061
                                       -------   -------     -------   -------
OPERATING LOSS                          (2,937)   (2,126)     (3,470)   (3,300)

Interest income                             53        40          80        93
Interest expense                           (21)      (94)        (62)     (105)
                                       -------   -------     -------   -------
NET LOSS                               $(2,905)  $(2,180)    $(3,452)  $(3,312)
                                       =======   =======     =======   =======

Net loss per common
and common equivalent
share                                  $ (0.43)  $ (0.41)    $ (0.53)  $ (0.64)
                                       =======   =======     =======   =======
Weighted average common
and common equivalent
shares outstanding                       6,763     5,363       6,519     5,215
                                       =======   =======     =======   =======

          See accompanying notes to condensed financial statements.


                         ADAPTIVE SOLUTIONS, INC.
                         STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)

                                                      Six months ended June 30,
                                                      -------------------------
                                                           1996         1995
                                                           ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $(3,452)      $(3,312)
  Adjustments to reconcile net loss to
   cash used by operating activities:
     Depreciation and amortization                          284           259
     Amortization of unearned compensation                   17            21
  Changes in assets and liabilities:
     Trade accounts receivable                            3,040          (141)
     Inventory                                              650          (934)
     Prepaid expenses and other assets                      247            29
     Accounts payable                                      (767)          113
     Accrued expenses                                       830           113
     Deferred revenue                                       (20)           (1)
                                                        -------       -------
         Net cash provided/used by
          operating activities                              829        (3,853)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                      (155)         (759)
  Purchase of other assets                                  (93)
                                                        -------       -------
        Net cash used in investing activities              (248)         (759)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net             2,394         3,212
  Proceeds from (payments on) capital lease obligations     (16)          543
  Proceeds from line of credit                              554             0
                                                        -------       -------
        Net cash provided by (used in)
         financing activities                             2,932         3,755
                                                        -------       -------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                         3,513          (857)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                        974         4,991
                                                        -------       -------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                              $ 4,487       $ 4,134
                                                        =======       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION -
   Cash paid for interest                               $    62       $   105
                                                        =======       =======

           See accompanying notes to condensed financial statements.


                             ADAPTIVE SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed, therefore, these financial statements should be read in conjunction with the Company's 1995 annual report to stockholders filed with the Securities and Exchange Commission. In the opinion of management, the condensed financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.


Inventories

Inventories are valued at the lower of cost or market with cost determined on the average cost method. The components of inventories are as follows:

                                       June 30, 1996      December 31, 1995
                                       -------------      -----------------
                                        (unaudited)
Finished goods                            $    54           $   204
Work in process                                30               342
Raw materials                               2,598             2,486
Reserve for obsolete inventory               (447)             (147)
                                          -------           -------
                                          $ 2,235           $ 2,885
                                          =======           =======


Income Taxes

The Company has net operating loss and unused research and experimentation credit carryforwards available for income tax purposes. These carryforwards expire in 2003 through 2008.

The Company's ability to use its net operating loss carryforwards to offset future taxable income is subject to annual restrictions contained in the United States Internal Revenue Code of 1986, as amended (the Code). These restrictions act to limit the Company's future use of its net operating losses following certain substantial stock ownership changes enumerated in the Code and referred to hereinafter as an "ownership change".

The Company's initial public offering in November 1993 created an ownership change that has resulted in the net operating loss carryforwards being limited to approximately $660 per year. In addition, approximately $620 of net operating losses are further limited to approximately $145 per year due to changes in the Company's ownership structure during 1990.

Since the Company's initial public offering in November 1993, the Company has sold 3,128 shares of common stock. The Company has not yet determined the impact, if any, of the sale of such shares on the availability of net operating loss carryforwards.


Commitments

The Company purchases some of its inventory through the use of letters of credit. At June 30, 1996, the Company has no outstanding letters of credit. Such letters of credit are backed by a line of credit.


Net Loss Per Common and Common Equivalent Share

Net loss per share is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period. Outstanding options and warrants are assumed not to be common stock equivalents due to the reported net losses.


Line of Credit

The Company utilizes a secured operating line of credit agreement for the purpose of supporting short-term working capital needs. The line carries an interest rate equal to prime plus 1.50%. Any amount drawn under the line becomes due in January 1997. The maximum amount available under the line is $1,500, of which $554 has been drawn as of June 30, 1996. The line is secured by accounts receivable.


Restructuring

In June 1996, the Company announced significant changes in its organization structure and in its product strategy. The Company recorded costs of $2,043 associated with these changes in the second quarter of 1996. The primary components of this one-time charge included employment termination costs, lease termination costs and reserves for inventory and property and equipment.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This report on Form 10-Q contains forward-looking statements (identified with an asterisk ("*")) that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations".


Overview

The Company was incorporated in 1988 and first shipped products in 1993. The Company has been engaged in the development of its products and has incurred significant operating losses through June 30, 1996. As of June 30, 1996, the Company had an accumulated deficit of $24,961,000. For the six months ended June 30, 1996, the Company incurred a net loss of $3,452,000.

The Company recently announced significant changes in its organizational structure and in its product strategy. Under the revised strategy, the Company will combine its proprietary CNAPS parallel microprocessor capabilities with products based on emerging mainstream parallel processing chips from companies such as Intel and Motorola. This will involve the continuing internal development of software and the development of external partnerships to complete the products. The Company plans to be able to provide customers with a broader range of optimized forms processing solutions with this strategy. In order to become profitable, the Company must successfully develop these new products, obtain market acceptance for the products, obtain design wins for incorporation of its board level products into developers' OEM systems, develop sufficiently high sales volumes and manufacturing efficiencies, manage its operating expenses and expand its distribution capability.* There can be no assurance that the Company will meet any of these objectives or achieve profitability. The Company expects that operating losses will continue in 1996 and possibly beyond.

The Company expects that revenues will fluctuate substantially from quarter to quarter and will be difficult to forecast. The absence of significant backlog will also limit the Company's ability to plan production and inventory levels. These factors could lead to substantial fluctuations in operating results. In addition, due to the complexity of massively parallel processing, the Company has a long sales cycle for its products. The timing of new orders for these products could lead to substantial fluctuations in operating results. Operating results may also fluctuate based upon other factors, including, but not limited to, cancellation or rescheduling of orders, currency fluctuations, seasonal fluctuations in business activity, product announcements by the Company or its competitors or changes in pricing policies by the Company, its competitors or its suppliers.

Because the Company's future operating results will depend upon sales of its board level products to OEM application developers for incorporation into their systems, factors affecting such OEMs, including the timing of new orders for their products, general market acceptance of such products or product announcements by such developers, could cause variability in the Company's operating results. In addition, the Company intends to devote significant resources to research and development associated with new products. Once the expenditure of such resources is planned, it may be difficult to reduce them quickly if funds are limited. The Company's ability to reduce operating expenses, especially over the short term, is therefore limited. The Company may therefore be unable to adjust spending in a timely manner to compensate for any unanticipated shortfall in revenues. Accordingly, any significant shortfall in revenues in any quarter, regardless of the cause of such shortfall, would have an almost immediate adverse impact on the Company's operating results and on the Company's ability to achieve and maintain profitability.

Under its revised product strategy, the Company will continue production of its CNAPS chips for use in its products until a complete migration to commercially available mainstream parallel processing chips can be achieved. The Company does not manufacture the semiconductor wafers used for the CNAPS chips included in its products. Wafer capacity in the semiconductor industry is currently limited. Any increase in demand for wafers over currently expected levels or any failure of wafer supply in the industry to grow at anticipated rates would magnify any potential shortages of chips. To date, the Company has not been able to negotiate long-term supply agreements with its wafer manufacturers or its future suppliers mainstream parallel processing chips. There can be no assurance that the Company's wafer manufacturers or chip suppliers will allocate sufficient capacity to the Company to meet its demand. If the Company were unable to obtain adequate supplies of wafers and chips on a timely basis, its financial position and results of operations would be materially and adversely affected.


Revenues

Net product revenue for the three months and six months ended June 30, 1996 of $976,000 and $4,327,000, respectively, consisted of the sale of CNAPS development systems, boards, software and maintenance agreements and PowerShop boards and software. Revenue from the development systems and boards and Powershop products is recognized at the time of product shipment. Revenue from the software and maintenance agreements is deferred and recognized over the life of the agreement. Net product revenue for the comparable periods in 1995 was $654,000 and $1,156,000, respectively.

The Company's future success and its ability to continue operations will depend in substantial part on its ability to significantly maintain and increase sales of its existing products and products to be developed under its revised product strategy.* Although the Company has agreements with various OEMs, none of these agreements include minimum purchase commitments. There can be no assurance that the Company will be able to generate significant additional sales or maintain sales at current or historical levels; failure to do so would have a material adverse effect on the Company's financial position and results of operations.

Research and development revenue for the three months and six months ended June 30, 1996 was $507,000 and $987,000, respectively. For the comparable periods in 1995, research and development revenue was $309,000 and $605,000, respectively. Research and development revenue for the six months ended June 30, 1996 was generated primarily from technology development contracts with the U.S. Government and a major U.S. microprocessor company. Research and development revenue for the six months ended June 30, 1995 was largely attributable to technology development contracts with the U.S. Government. Revenues from research and development contracts are expected to decrease in future periods due to the substantial completion of existing contracts and the absence of new contracts. Accordingly, the Company's revenues in future periods will be dependent upon the Company's success in increasing product sales, as to which there can be no assurance.

International sales totaled $147,000 (10% of total revenue) for the three months ended June 30, 1996 and $738,000 (14% of total revenue) for the six months ended June 30, 1996. For the comparable periods in 1995, international sales were $126,000 (22% of total revenue) and $334,000 (27% of total revenue), respectively. The percentage of international revenues to total revenues has decreased as the Company's sales volume over a larger base of customers has increased.

Foreign regulatory bodies often establish technical standards different from those in the United States; while the Company tests its products to meet these standards, there can be no assurance that the Company's products will comply with such standards in the future. The Company's international sales and operations may also be materially adversely affected by the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, changes in taxes, varying exchange rates, difficulties in establishing and managing international operations and general economic conditions. Compliance or noncompliance with international quality standards may also affect operating results. In this respect, the Company has not applied for and has no present plans to apply for ISO 9000 certification.


Cost of Product Revenue

The cost of product revenue for the three months and six months ended June 30, 1996 was $1,262,000 and $3,396,000, respectively. For 1995, the cost of product revenue for the similar periods was $924,000 and $1,253,000, respectively. The cost of product revenue consists of direct manufacturing costs, overhead costs associated with the manufacturing operations in Beaverton, Oregon and Sunnyvale, California, provisions for warranty costs, and reserves for inventory obsolescence and return. The increase in cost from the prior year was due to the increase in sales volume in 1996 and to costs totalling $541,000 associated with the Company's change in organizational structure and revised product strategy.

Cost of product revenue could be negatively affected in future periods due to a number of factors, including problems with component supplies, variability of component cost, product quality or reliability problems or other factors. In addition, the Company purchases many of its components from Japanese manufacturers and pricing for these components is generally in yen. When the value of the yen increases relative to the dollar, the cost to the Company of these components increases correspondingly. Accordingly, future increases in the value of the yen relative to the dollar could adversely affect the Company's gross margins or make the prices of the Company's products less competitive.


Research and Development Expenses

Research and development expenses of $880,000 and $1,811,000 for the three months and six months ended June 30, 1996, respectively, were associated with the continuing support of enhancements to the Company's existing products, the development of the CNAPS/PCI board, the continued development of the PowerShop accelerator product and the development of the Company's next-generation processor. Research and development expenses were $961,000 and $1,705,000, respectively, for the comparable periods in 1995. In connection with the change in the Company's product strategy, further development of the PowerShop product and the next-generation processor will be discontinued. The research and development focus will be shifted toward forms processing solutions utilizing emerging mainstream parallel processing chips. Included in the amount for the three months and six months ended June 30, 1996 are costs totalling $119,000 associated with the Company's change in organizational structure and revised product strategy.

The Company believes that a significant investment in research and development is critical to its future success. To the extent permitted by its liquidity position, the Company plans to invest substantial resources in research and development. If resource constraints cause the Company to allocate resources away from its research and development activities, the Company's future financial position and results of operations could be adversely affected.


Sales and Marketing Expenses

Sales and marketing expenses for the three months and six months ended June 30, 1996 were $538,000 and $1,350,000, respectively. For the comparable periods in 1995, sales and marketing expenses were $944,000 and $1,606,000, respectively. Sales and marketing expenses are primarily comprised of labor costs, sales commissions, advertising and promotion, and customer literature. Commissions generally vary with sales volume. The level of spending for advertising, promotion, and literature costs is largely dependent on the level of promotion for new products. The decrease in sales and marketing expenses from the prior year consists of an increase in commissions, coincident with the increase in sales volume, offset by decreases in advertising, promotion, travel, and sales samples. Also included in the amount for the three months and six months ended June 30, 1996 are costs totalling $12,000 associated with the Company's change in organizational structure and revised product strategy.

The Company believes that effective sales and marketing activities are critical to any future growth in sales; accordingly, if resource constraints cause the Company to allocate resources away from these activities, the Company's future financial position and results of operations could be adversely affected.


General and Administrative Expenses

General and administrative expenses for the three months and six months ended June 30, 1996 were $1,740,000 and $2,227,000, respectively. For the comparable periods in 1995, general and administrative expenses were $260,000 and $497,000, respectively. The primary components of these expenses are salaries, insurance and fees related to legal, accounting and consulting services. The increased level of expense from the prior year was primarily due to costs associated with the hiring of and transition to a new chief executive officer, increased spending for information systems services and the addition of financial staff. Also included in the amount for the three months and six months ended June 30, 1996 are costs totalling $1,371,000 associated with the Company's change in organizational structure and revised product strategy.


Interest Income and Expense

Interest income for the three months and six months ended June 30, 1996 was $53,000 and $80,000, respectively. For the comparable periods in 1995, interest income was $40,000 and $93,000, respectively. Interest income varies depending upon the cash balances and prevailing interest rates from period to period. Interest expense for the three months and six months ended June 30, 1996 was $21,000 and $62,000, respectively. For the comparable periods in 1995, interest expense was $94,000 and $105,000, respectively. Interest expense is generated by the Company's line of credit borrowing and capital lease obligations. The Company has not entered into significant additional capital lease obligations in the current year.


Income Taxes

Due to net operating losses, the Company has incurred no income tax expense to date. The completion of the initial public offering in November 1993 constituted a change in ownership that will limit the net operating loss carryforwards that can be used to offset taxable income in future years. See Notes to Condensed Financial Statements.


Liquidity and Capital Resources

To date, the Company has funded its operations primarily through (i) the completion of its initial public offering in November 1993, (ii) private placements of its equity and convertible debt securities with venture capital and other investors, (iii) equipment leases, (iv) revenues from technology development agreements and government research contracts and (v) revenues from the sales of its CNAPS development systems, boards and software products and PowerShop products.

As of June 30, 1996, the Company had established capital leases with three major equipment leasing companies at effective interest rates ranging from 10% to 21%. The aggregate principal amount outstanding under these capital leases, including the current portion, totalled $957,000 as of June 30, 1996.
Although the Company has no material commitments to purchase capital equipment, the Company may need to expend significant additional amounts for capital equipment in connection its change in product strategy. The Company's cash and cash equivalents at June 30, 1996 were $4,487,000, an increase of $3,513,000 from the cash and cash equivalents balance of $974,000 at December 31, 1995. The Company's working capital at June 30, 1996 was $4,887,000, a decrease of $996,000 from the working capital balance of $5,883,000 at December 31, 1995. The Company obtained additional funding of approximately $2,400,000 during the three months ended March 31, 1996 through a private placement of common stock. The Company expects that it will require additional funding in 1997, although it is unable to predict the precise amount or date that such funding will be required.

The Company will continue considering alternative sources for expected future funding, including equity or debt financings, corporate partnering relationships involving up-front payments and/or equity investments, sales of technology and other alternatives. The Company has not yet identified which, if any, of these courses it will pursue, nor has it received commitments from any such sources for any funding of any kind. Accordingly, there can be no assurance that any such funding can be obtained. If adequate funds are not available as required, the Company's ability to fulfill product orders, as well as the Company's financial position and results of operations, will be adversely affected. In particular, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that are highly dilutive to existing stockholders. The Company's future capital needs will depend upon numerous factors, including the progress of the Company's research and development activities, the extent and timing of the acceptance of the Company's products, the cost of the Company's sales, marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with certainty, and, therefore, there can be no assurance that the Company will not require additional funding earlier than anticipated.

The Company has 1,680,764 outstanding warrants entitling the holders to purchase 2,286,319 shares of the Company's common stock at an exercise price of $6.393. In addition, there are 75,000 warrants outstanding which entitle the holders to purchase 75,000 shares of the Company's common stock at an exercise price of $3.375.

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders was held on June 12, 1996. At the meeting, the following directors were elected:

                                             No. of Shares Voted
                                             -------------------
               Directors                  For                Withheld
               ---------                  ---                --------
         C. Scott Gibson               3,577,564              41,995
         John J. Migliore              3,577,564              41,995
         Dan Hammerstrom, Ph.D.        3,577,564              41,995
         T. Peter Thomas               3,577,564              41,995
         Frederick M. Haney, Ph.D.     3,577,564              41,995
         Jean-Claude Peterschmitt      3,577,564              41,995


     In addition, the shareholders approved the following proposals:


                                             Number of Shares Voted
                                             ----------------------
               Proposal                For          Against        Abstain
               --------                ---          -------        -------
     1) Ratify approval of an        3,457,879       37,730        123,950
        amendment to the Company's
        1988 Stock Incentive Plan to
        increase the number of shares
        of Common Stock authorized
        for issuance thereunder by
        500,000 shares

     2) Ratify appointment of KPMG   3,180,132      221,627        96,170
        Peat Marwick, LLP, as
        independent auditors of the
        Company for the fiscal year
        ending December 31, 1996


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              27 - Financial Data Schedule (filed electronically only)

         (b)  Reports on Form 8-K

              On April 25, 1996, the Company filed with the Securities and Exchange Commission a report on Form 8-K to report the Company's financial results for the three months ended March 31, 1996.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ADAPTIVE SOLUTIONS, INC.
                                             ------------------------
                                                    (Registrant)



Date:  August 5, 1996                        By  /s/ John J. Migliore
       --------------                            --------------------
                                                     John J. Migliore
                                                     President and Chief
                                                     Executive Officer



                                             By /s/  Norman E. Rush
                                                -------------------
                                                     Norman E. Rush
                                                     Corporate Controller
                                                     and acting Chief
                                                     Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT      DESCRIPTION                                              PAGE
- -------      -----------                                              ----


EX-27        Financial Data Schedule (filed electronically only)
