Form 10-Q
period 1996-09-30
ADAPTIVE SOLUTIONS INC
filed 1996-11-13
CIK 873952

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996
                               ------------------

Commission File Number 0-22472
                       -------

                           ADAPTIVE SOLUTIONS, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Oregon                                           93-0981962
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

1400 N.W. Compton Drive, Suite 340, Beaverton, OR            97006
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                (503) 690-1236
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       [X] Yes  [  ] No

              Number of shares of common stock outstanding as of
                              September 30, 1996:
                        6,916,270 shares, no par value
                        ------------------------------

                           ADAPTIVE SOLUTIONS, INC.

                              Index to Form 10-Q

PART I FINANCIAL INFORMATION
----------------------------
                                                                       Page No.
                                                                       --------

Item 1.  Financial Statements

     Balance Sheets as of September 30, 1996 and December 31, 1995           3

     Statements of Operations for the three months and nine months
     ended September 30, 1996 and 1995                                       4

     Statements of Cash Flows for the nine months ended September
     30, 1996 and 1995                                                       5

     Notes to Condensed Financial Statements                               6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8-14

PART II OTHER INFORMATION
-------------------------

Item 6.  Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                  16
----------

                           ADAPTIVE SOLUTIONS, INC.
                                BALANCE SHEETS
                                (In thousands)


                                                   September 30,   December 31,
                                                            1996           1995
                                                   -------------   ------------
                                                     (unaudited)


ASSETS
Current assets:
  Cash and cash equivalents                        $      4,164     $      974
  Trade accounts receivable, net                          1,527          4,220
  Inventory, net                                          1,118          2,885
  Prepaid expenses                                          140            381
                                                    -----------      ---------
    Total current assets                                  6,949          8,460

Property and equipment - net                              1,479          1,754
  Other assets                                              136              7
                                                    -----------      ---------
                                                   $      8,564     $   10,221
                                                    ===========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $         19     $      825
  Line of credit                                            554              0
  Accrued expenses                                        1,921          1,209
  Current portion of capital lease obligations              479            476
  Deferred revenue                                          926             67
                                                    -----------      ---------
    Total current liabilities                             3,899          2,577

Capital lease obligations, less current portion             354            496

Stockholders' equity:
  Common stock, no par value.  Authorized 30,000
    shares; issued and outstanding 6,916 shares
    and 6,014 shares at September 30, 1996
    and December 31, 1995, respectively                  31,088         28,674
Unearned compensation                                         0            (17)
Accumulated deficit                                     (26,777)       (21,509)
                                                    -----------      ---------
    Total stockholders' equity                            4,311          7,148
                                                    -----------      ---------
                                                   $      8,564     $   10,221


See accompanying notes to condensed financial statements.

                           ADAPTIVE SOLUTIONS, INC.
                           STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                        Three months ended   Nine months ended
                                           September 30,       September 30,
                                             1996      1995      1996      1995
                                        ---------  --------  --------  --------


REVENUE:
  Net product revenue                   $    959   $ 4,068   $ 5,283   $ 5,224
  Research and development revenue            27       230     1,017       835
                                         -------    ------    ------    ------
TOTAL REVENUE                                986     4,298     6,300     6,059

OPERATING COSTS AND EXPENSES
  Cost of product revenue                  1,640     2,453     5,035     3,706
  Research and development                   552       996     2,362     2,701
  Sales and marketing                        285       876     1,635     2,482
  General and administrative                 425       266     2,652       763
                                         -------    ------    ------    ------

TOTAL OPERATING COSTS AND EXPENSES         2,902     4,591    11,684     9,652
                                         -------    ------    ------    ------
OPERATING LOSS                            (1,916)     (293)   (5,384)   (3,593)

Interest income                               44        42       124       135
Interest expense & other income                5       (45)      (57)     (150)
Gain\(Loss) on sale of asset                  50         0        50         0
                                         -------    ------    ------    ------

NET LOSS                                $ (1,817)  $  (296)  $(5,267)  $(3,608)
                                         =======    ======    ======    ======

Net loss per common and common
  equivalent share                      $  (0.26)  $ (0.05)  $ (0.78)  $ (0.66)
                                         =======    ======    ======    ======
Weighted average common and common
  equivalent shares outstanding            6,898     5,972     6,727     5,470
                                         =======    ======    ======    ======


See accompanying notes to condensed financial statements.

                           ADAPTIVE SOLUTIONS, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                               Nine months ended September 30,
                                               -------------------------------
                                                         1996             1995
                                                         ----             ----


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $       (5,267)    $     (3,608)
  Adjustments to reconcile net loss to cash
    provided/(used in) operating activities:
    Depreciation and amortization                         400              419
    Amortization of unearned compensation                  17               31
  Changes in assets and liabilities:
    Trade accounts receivable                           2,693             (763)
    Inventory                                           1,767           (1,323)
    Prepaid expenses                                      241               39
    Accounts payable                                     (806)             186
    Accrued expenses                                      712              465
    Deferred revenue                                      859              (46)
                                                -------------      -----------
      Net cash provided/(used in) operating
        activities                                        616           (4,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                    (126)          (1,285)
  Purchases of other assets                              (129)               -
                                                -------------      -----------
      Net cash used in investing activities              (255)          (1,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net           2,414            3,203
  Proceeds from (payments on) capital lease
    obligations                                          (139)             879
  Proceeds from line of credit, net                       554                -
                                                -------------      -----------

      Net cash provided by financing
        activities                                      2,829            4,082
                                                -------------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               3,190           (1,803)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                 974             4,991

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $       4,164       $     3,188
                                                ------------        ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION -
    Cash paid for interest                     $           7       $       150
                                                ============        ==========


See accompanying notes to condensed financial statements.

                           ADAPTIVE SOLUTIONS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                     (In thousands, except per share data)


Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed, therefore, these financial statements should be read in conjunction with the Company's 1995 annual report to stockholders filed with the Securities and Exchange Commission. In the opinion of management, the condensed financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.

Inventories

Inventories are valued at the lower of cost or market with cost determined on the average cost method. The components of inventories are as follows:


                                    September 30, 1996    December 31, 1995
                                    ------------------    -----------------
                                        (unaudited)


Finished goods                           $      67             $     204
Work in process                                 27                   342
Raw materials                                2,230                 2,486
Reserve for obsolete inventory              (1,206)                 (147)
                                          --------              --------
                                         $   1,118             $   2,885

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



The Company's initial public offering in November 1993 created an ownership change that has resulted in the net operating loss carryforwards being limited to approximately $660 per year. In addition, approximately $330 of net operating losses are further limited to approximately $145 per year due to changes in the Company's ownership structure during 1990.

Since the Company's initial public offering in November 1993, the Company has sold 3,167 shares of common stock. The Company has not yet determined the impact, if any, of the sale of such shares on the availability of net operating loss carryforwards.

Commitments

The Company purchases some of its inventory through the use of letters of credit. At September 30, 1996, the Company has no outstanding letters of credit. Such letters of credit are backed by a line of credit.

Net Loss Per Common and Common Equivalent Share

Net loss per share is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period.
Outstanding options and warrants are assumed not to be common stock equivalents due to the reported net losses.

Line of Credit

The Company utilizes a secured operating line of credit agreement with a maximum of $1,500 for the purpose of supporting short-term working capital needs. The line carries an interest rate equal to prime plus 1.50%. Any amount drawn under the line becomes due in January 1997. As of September 30, 1996, $554 had been drawn against this line of credit, leaving $946 available under the line. The line is secured by accounts receivable.

Restructuring

In June 1996, the Company announced significant changes in its organizational structure and in its product strategy which included the decision to shut-down its Sunnyvale, California manufacturing facility in December of 1996. In conjunction with this plan, the Company recorded restructuring costs aggregating $1,973 and related liabilities of $1,248 in the second quarter of 1996. Additionally, in the third quarter of 1996, the Company recorded restructuring costs of $805 relating to the decision to completely exit certain product lines. These third quarter restructuring costs consisted of inventory and fixed asset write-offs. The gradual shut-down of the Sunnyvale manufacturing facility started in June of 1996 and will be completed in December of 1996 resulting in the termination of a total of eleven employees engaged in manufacturing, engineering, and administrative functions. As a result, the Company ended the third quarter with a restructuring accrual of $1,248.



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

Overview

The Company was incorporated in 1988 and first shipped products in 1993.  The
Company has been engaged in the development of its products and has incurred significant operating losses through September 30, 1996. As of September 30,
1996, the Company had an accumulated deficit of $26,777,000. For the nine months ended September 30, 1996, the Company incurred a net loss of $5,267,000.

The Company recently announced significant changes in its organizational structure and its product strategy. Under the revised strategy, the Company will gradually supersede its proprietary CNAPS parallel microprocessor capabilities with products based on emerging mainstream parallel processing chips from companies such as Intel and Motorola.* The parallel processing chip to be produced by Motorola, the "VeComp" chip, uses software and architecture purchased from the Company. The Company anticipates building systems using these processors targeted at two vertical markets: high volume business forms and package label processing. The Company has also announced key partnerships with two software companies, Mitek Systems and Mimetics S.A., to manufacture products that provide significantly faster hand print and machine print ICR
(Intelligent Character Recognition) capabilities. The products developed through these capabilities will be sold to the financial forms processing markets by Mitek and Mimetics, and to express courier and postal applications by the Company.* The Company plans to provide customers with highly optimized forms processing solutions with this strategy.* In order to become profitable, the Company must successfully develop these new products, obtain market acceptance for the products, obtain design wins for incorporation of its board level products into developers' OEM systems, develop sufficiently higher sales volumes and manufacturing efficiencies, manage its operating expenses and expand its distribution capability.* There can be no assurance that the Company will meet any of these objectives or achieve profitability. The
Company expects that operating losses will continue through the end of 1996 and into 1997.



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

Under its revised product strategy, the Company will continue production of its CNAPS chips for use in its products until a complete migration to the Motorola parallel processing chip can be achieved. The Company does not manufacture the semiconductor wafers used for the CNAPS chips included in its products. Wafer capacity in the semiconductor industry is currently limited. Any increase in demand for wafers over currently expected levels or any failure of wafer supply in the industry to grow at anticipated rates would magnify any potential shortages of chips. To date, the Company has not been able to negotiate long-term supply agreements with its wafer manufacturers or its future suppliers of mainstream parallel processing chips. There can be no assurance that the Company's wafer manufacturers or chip suppliers will allocate sufficient capacity to the Company to meet its demand. If the Company were unable to obtain adequate supplies of wafers and chips on a timely basis, its financial position and results of operations would be materially and adversely affected.



Revenues

Net product revenue for the three months and nine months ended September 30, 1996 of $959,000 and $5,283,000, respectively, consisted of the sale of CNAPS boards, software and maintenance agreements and PowerShop boards and software.
Included, in the quarter ending September 30, 1996 is revenue of $100,000 and deferred revenue of $900,000 in connection with the sale and license of technology to a major customer. Revenue from the board and Powershop products is recognized at the time of product shipment. Revenue from the software and maintenance agreements is deferred and recognized over the life of the agreement. Net product revenue for the comparable periods in 1995 was $4,068,000 and $5,224,000, respectively.

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

Research and development revenue for the three months and nine months ended
September 30, 1996 was $27,000 and $1,017,000, respectively. For the comparable periods in 1995, research and development revenue was $230,000 and $835,000, respectively. Research and development revenue for the nine months ended September 30, 1996 was generated primarily from technology development contracts with the U.S. Government and a major U.S. microprocessor company.
Research and development revenue for the nine months ended September 30, 1995 was largely attributable to technology development contracts with the U.S.
Government.

International sales totaled $82,000 (8% of total revenue) for the three months ended September 30, 1996 and $820,000 (13% of total revenue) for the nine months ended September 30, 1996. For the comparable periods in 1995, international sales were $576,000 (13% of total revenue) and $757,000 (12% of total revenue), respectively. The percentage of international revenues to total revenues has decreased slightly as a result of the Company's decision to exit certain lower volume product lines.

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



Cost of Product Revenue

The cost of  product revenue for the three months and nine months ended
September 30, 1996 was $1,640,000 and $5,035,000, respectively.  For 1995, the cost of product revenue for the similar periods was $2,453,000 and $3,706,000, respectively. The cost of product revenue consists of direct manufacturing costs, overhead costs associated with the manufacturing operations in Beaverton, Oregon and Sunnyvale, California, provisions for warranty costs, and reserves for inventory obsolescence and return. The increase in cost for the nine months ended September 30, 1996 was due to costs totaling $1,300,000 associated with the Company's change in organizational structure and revised product strategy.

Cost of product revenue could be negatively affected in future periods due to a number of factors, including problems with component supplies, variability of component cost, product quality or reliability problems or other factors.
Additionally, the Company's restructuring plans include the shutdown of its Sunnyvale, California manufacturing site to reduce overhead costs. The
Sunnyvale site manufactured the Company's proprietary CNAPS processors from silicon wafers. The testing of the Company's CNAPS processors will now be performed by outside vendors. The transition of this part of the manufacturing process may lead to increased processor costs. In addition, the Company purchases many of its components from Japanese manufacturers and pricing for these components is generally in yen. When the value of the yen increases relative to the dollar, the cost to the Company of these components increases correspondingly. Accordingly, future increases in the value of the yen relative to the dollar could adversely affect the Company's gross margins or make the prices of the Company's products less competitive.

Research and Development Expenses

Research and development expenses of $552,000 and $2,362,000 for the three months and nine months ended September 30, 1996, respectively, were associated with the continuing support of enhancements to the Company's existing products, the development of the CNAPS/PCI board, and the development of the Company's new forms processing products family. Research and development expenses were $996,000 and $2,701,000, respectively, for the comparable periods in 1995. The research and development focus has been shifted toward forms processing solutions utilizing application software from Mitek Systems and Mimetics S.A.
and software developed by the Company. The reduction in expenses for the three months and nine months ended September 30, 1996 were a result of the Company's new organizational structure, revised product strategy, and decreased compensation and development expenses associated with the termination of the development of the Company's next generation processor.

The Company believes that a significant investment in research and development is critical to its future success. To the extent permitted by its liquidity position, the Company plans to continue to invest substantial resources in research and development. If resource constraints cause the Company to allocate resources away from its research and development activities, the Company's future financial position and results of operations could be adversely affected.



Sales and Marketing Expenses

Sales and marketing expenses for the three months and nine months ended
September 30, 1996 were $285,000 and $1,635,000, respectively. For the comparable periods in 1995, sales and marketing expenses were $876,000 and $2,482,000, respectively. Sales and marketing expenses are primarily comprised of labor costs, sales commissions, and promotion, and customer literature.
Commissions generally vary with sales volume. The level of spending for promotion and literature costs is largely dependent on the level of promotion for new products. The decrease in sales and marketing expenses from the prior year consists of decreases in advertising, promotion, personnel, travel, and sales samples.

The Company believes that effective sales and marketing activities are critical to any future growth in sales; accordingly, if resource constraints cause the Company to allocate resources away from these activities, the Company's future financial position and results of operations could be adversely affected.

General and Administrative Expenses

General and administrative expenses for the three months and nine months ended
September 30, 1996 were $425,000 and $2,652,000, respectively. For the comparable periods in 1995, general and administrative expenses were $266,000 and $763,000, respectively. The primary components of these expenses are salaries, insurance and fees related to legal, accounting and consulting services. The increased level of expense from the prior year was primarily due to costs associated with the hiring of and transition to a new chief executive officer and increased spending for information systems services. Also included in the amount for the three months and nine months ended September 30, 1996 are costs totaling $87,000 and $1,458,000 respectively, associated with the Company's termination of certain employees, change in organizational structure, and revised product strategy.

Interest Income and Expense

Interest income for the three months and nine months ended September 30, 1996 was $44,000 and $124,000, respectively. For the comparable periods in 1995, interest income was $42,000 and $135,000, respectively. Interest income varies depending upon the cash balances and prevailing interest rates from period to period. Interest expense for the three months and nine months ended September
30, 1996 was ($5,000) and $57,000, respectively. For the comparable periods in 1995, interest expense was $45,000 and $150,000, respectively. Interest expense is generated by the Company's line of credit borrowing and capital lease obligations. The negative interest expense in the three months ended
September 30, 1996 is the result of a capital lease adjustment associated with the reorganization of the Company. The Company has not entered into significant additional capital lease obligations in the current year.



Income Taxes

The completion of the initial public offering in November 1993 constituted a change in ownership that will limit the net operating loss carryforwards that can be used to offset taxable income in future years. See Notes to Condensed
Financial Statements.

Liquidity and Capital Resources

To date, the Company has funded its operations primarily through (i) sales of its equity and convertible debt securities with venture capital and other investors, (ii) equipment leases, (iii) revenues from technology development agreements and government research contracts and (iv) revenues from the sales of its CNAPS development systems, boards and software products and PowerShop products.

As of September 30, 1996, the Company had established capital leases with three major equipment leasing companies at effective interest rates ranging from 10% to 21%. The aggregate principal amount outstanding under these capital leases, including the current portion, totaled $833,000 as of September 30, 1996.
Although the Company has no material commitments to purchase capital equipment, the Company may need to expend significant additional amounts for capital equipment in connection with its change in product strategy. The Company's cash and cash equivalents at September 30, 1996 were $4,164,000, an increase of $3,190,000 from the cash and cash equivalents balance of $974,000 at December
31, 1995. The Company's working capital at September 30, 1996 was $3,050,000, a decrease of $2,833,000 from the working capital balance of $5,883,000 at December 31, 1995. The Company obtained additional funding of approximately
$2,400,000 during the three months ended March 31, 1996 through a private placement of common stock. The Company expects that it will require additional funding in 1997, although it is unable to predict the precise amount or date that such funding will be required.

The Company will continue considering alternative sources for expected future funding, including equity or debt financings, corporate partnering relationships involving up-front payments and/or equity investments, sales of technology and other alternatives. The Company has not yet identified which, if any, of these courses it will pursue, nor has it received commitments from any such sources for any funding of any kind. Accordingly, there can be no assurance that any such funding can be obtained. If adequate funds are not available as required, the Company's ability to fulfill product orders, as well as the Company's financial position and results of operations, will be adversely affected. In particular, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that are highly dilutive to existing stockholders. The Company's future capital needs will depend upon numerous factors, including the success of the Company's revised product strategy, the progress of the Company's research and development activities, the extent and timing of the acceptance of the Company's products, the cost of the Company's sales, marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with certainty, and, therefore, there can be no assurance that the Company will not require additional funding earlier than anticipated.



The Company has 1,680,764 outstanding warrants entitling the holders to purchase 2,286,319 shares of the Company's common stock at an exercise price of $6.393. In addition, there are 75,000 warrants outstanding which entitle the holders to purchase 75,000 shares of the Company's common stock at an exercise price of $3.375.



                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits
          --------

          27 - Financial Data Schedule (filed electronically only)

     (b)  Reports on Form 8-K

          On July 26, 1996 the Company filed with the Securities and Exchange
          Commission a report on Form 8-K to report the Company's Press Release dated June 24, 1996 concerning a revised business strategy and expense reductions, and expected lower second quarter revenues.

          On August 5, 1996 the Company filed with the Securities and Exchange
          Commission a report on Form 8-K to report the Company's Press Release dated July 23, 1996 to report the Company's financial results for the three months and six months ended June 30, 1996.



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

                                               ADAPTIVE SOLUTIONS, INC.
                                               ------------------------
                                                     (Registrant)


Date:  November 11, 1996                       By: /s/ Dan Hammerstrom
                                                  -----------------------------
                                                  Dan Hammerstrom, Acting
                                                    President and Chief
                                                    Executive Officer

                                               By: /s/ Richard L. Boonstra
                                                  -----------------------------
                                                  Richard L. Boonstra, Acting
                                                    Corporate Controller and
                                                    Chief Financial Officer



                               INDEX TO EXHIBITS



EXHIBIT      DESCRIPTION                                              PAGE
-------      -----------                                              ----


EX-27        Financial Data Schedule (filed electronically only)
