Form 10-K
period 1996-12-31
ADAPTIVE SOLUTIONS INC
filed 1997-03-28
CIK 873952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-K

                              --------------------

          [X]   ANNUAL REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended:  December 31, 1996
                                       OR
         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________
                        COMMISSION FILE NUMBER:  0-22472

                            ADAPTIVE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

               OREGON                                         93-0981962
    (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                        1400 NW COMPTON DRIVE, SUITE 340
                            BEAVERTON, OREGON  97006
              (Address of principal executive offices and zip code)
                                  503-690-1236
               (Registrant's telephone number including area code)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                         COMMON STOCK PURCHASE WARRANTS
                                (Title of Class)
       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

                              --------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:               Yes [ X ]     No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to
this Form 10-K. [    ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $7,852,021 as of February 28, 1997 based upon the last sales price as reported by Nasdaq.

     The number of shares outstanding of the Registrant's Common Stock as of February 28, 1997 was 6,981,447 shares.

     The Index to Exhibits appears on page 19 of this document.

                              --------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
     The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its Annual Meeting of Shareholders to be held May 21, 1997.

                            ADAPTIVE SOLUTIONS, INC.
                                 1996 FORM 10-K
                                TABLE OF CONTENTS

                                     PART I

                                                                       Page
                                                                       ----
Item 1  -   Business                                                     2

Item 2  -   Properties                                                   8

Item 3  -   Legal Proceedings                                            8

Item 4  -   Submission of Matters to a Vote
            of Security Holders                                          8

                                     PART II

Item 5  -   Market for the Registrant's Common
            Equity and Related Stockholder Matters                       9

Item 6  -   Selected Financial Data                                     10

Item 7  -   Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                                  11

Item 8  -   Financial Statements and Supplementary
            Data                                                        17

Item 9  -   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                      17

                                    PART III

Item 10 -   Directors and Executive Officers of the
            Registrant                                                  17

Item 11 -   Executive Compensation                                      17

Item 12 -   Security Ownership of Certain Beneficial
            Owners and Management                                       17

Item 13 -   Certain Relationships and Related
            Transactions                                                17

                                     PART IV

Item 14 -   Exhibits, Financial Statement Schedule
            and Reports on Form 8-K                                     18

                                     PART I

ITEM 1.  BUSINESS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS (IDENTIFIED WITH AN ASTERISK "*") THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THIS BUSINESS SECTION AND UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" BELOW.

GENERAL

Adaptive Solutions, Inc., (the "Company"), incorporated in Oregon in 1988, designs and markets high performance image recognition solutions targeted at the transportation, finance, and health care industries. The Company's principal executive offices are located at 1400 N.W. Compton Drive, Suite 340, Beaverton, Oregon 97006.

In mid-1996, the Company implemented significant changes in its organizational structure and its product strategy. Prior to the announced changes, the Company sold computing products, notably its PowerShop-Registered Trademark- product, to retail dealers, distributors and end-users for a pre-press printing and advertising companies who use Adobe Systems, Inc.'s Photoshop product primarily in the Apple MacIntosh market. Additionally, the Company's products were sold to original equipment manufacturers and researchers for a wide range of pattern recognition applications primarily in the Microsoft Windows, VME, and UNIX markets. The underlying technology and certain PC related system and board-level computing products, which the Company continues to sell to existing customers, are based on the company's proprietary CNAPS parallel processing microprocessor. In addition, the Company provides various software tools and libraries to facilitate development of applications using the CNAPS processor. In the second half of 1996, due to several factors including a) decreased demand and increased costs associated with the manufacture and sale of the PowerShop product, b) the general decline of VME based product sales industry wide and through the Company's channels and c) a strategic decision by the Company to focus its attention on solutions based product offerings for forms processing, the company made the decision to discontinue several of its products including PowerShop-Registered Trademark-, VME servers, VME and ISA boards, and certain UNIX based software and development kits. This decision along with the decision to use third party commercial Digital Signal Processing chips instead of the Company's proprietary CNAPS chip, precipitated a significant restructuring of people, skills, and organizational structure.

Key elements of the Company's new strategy include: 1) a focus on high performance image recognition applications, including accelerated data entry for forms processing in the transportation, medical and finance markets, 2) development of partnerships with software and other companies with expertise in optical character recognition ("OCR") and related imaging application areas; 3) development of high performance programmable image and recognition processing engine products for Windows NT and Intel CPU based server and embedded systems environments, and 4) a gradual transition from the Company's proprietary CNAPS processor to parallel processing microprocessors being brought to market by Motorola, Inc.("Motorola") and Intel Corporation ("Intel"). The parallel processing chip to be produced by Motorola, the "VeComP" chip, uses architecture purchased from the Company. The Company anticipates building image recognition systems using these processors. Two vertical markets targeted for this technology are: high volume business forms and package label processing. In addition, the company will focus on enhancing horizontal markets for programmable PC based image recognition engines running under Windows NT. The Company has also announced its direction to vigorously pursue external relationships to formulate key partnerships. The Company feels these partnerships will have a positive affect on the Company's ability to deliver value added solutions to customers by leveraging sales channels, and product and technologies.* The company has formed two such partnerships with software companies, Mitek Systems of San Diego, California ("Mitek"), and Mimetics S.A. of Paris, France ("Mimetics"). These partnerships will initially be used to create products that provide significantly higher performance hand print and machine print Intelligent Character Recognition ("ICR") capabilities. The products developed using capabilities will be sold to the financial and medical forms processing markets by Mitek and Mimetics, and to express courier, postal applications, and broader image processing and recognition rich application domains by the Company.*

In order to become profitable, the Company must successfully develop these new products, obtain market acceptance for the products, obtain design wins for incorporation of its board level products into developers' OEM systems, develop sufficiently higher sales volumes and manufacturing efficiencies, manage its operating expenses and capability.* There can be no assurance that the Company will meet any of these objectives or achieve profitability. The Company expects that operating losses will continue at least through the first half of 1997.

PRODUCTS

The parallel processing, image processing, recognition knowledge, and applied expertise that is incorporated in the Company's current products provides the basis for its revised strategy. Current products include image recognition accelerator boards for Intel and Windows NT based Server and embedded computers, development software targeted for use by OEMs, VARs, software partners, and systems integrators in a wide variety of markets such as postal label processing, security systems, medical pattern recognition, parallel Digital Signal Processing ("DSP") chips, and other facilitating software libraries for general purpose image recognition and image processing. These products are currently implemented using the Company's proprietary Single Instruction Multiple Data ("SIMD") parallel processing microprocessor called CNAPS. Each CNAPS chip contains 16 or 64 fixed point arithmetic processors with special capability and performance, including some patents that are unique for the Company.

Current software and software library products consist of Windows NT Software Development Kit, a kit for software development of applications using the Company's CNAPS board products in a Windows NT environment. The company also provides Cyanlib, a library of frequently used algorithms to help in the development of applications, and CnSapi, software which allows the Company's CNAPS processor boards to interface with different user applications.

The Company's 1996 product line included boards and software for VME architectures, and for personal computers ("PC's") which use industry standard PCI and ISA bus architectures. These products operated in Microsoft Windows and UNIX environments. The VME board products contained up to 256 processors while PC board products have from 64 to 256 processors. These boards remain very useful to reduce the need for multiple PCs or other similar computers in production applications by providing up to 36 times the performance of a 200 MHz
Pentium.   However, in late 1996, due to several factors including: a) decreased demand and increased costs associated with the manufacture and sale of the PowerShop product, b) the general decline of VME based product sales industry wide and through the Company's channels and c) a strategic decision by the company to focus its attention on solutions based product offerings for forms processing, the company made the decision to discontinue several of its products including PowerShop-Registered Trademark-, VME servers, VME and ISA boards, and certain UNIX based software and development kits. The PCI board products remain scaleable for real-time image processing and recognition applications in alignment with the Company's new strategy and are, therefore, retained products for the Company in 1997.


PRODUCT DEVELOPMENT

As a part of the Company's general image recognition mission, current product development efforts are aimed at two distinct product areas: 1) accelerated data entry products for forms processing in the transportation, medical and finance industries, and 2) image recognition hardware and software subsystems for high performance image processing (pattern recognition and filtering) in the emerging field of cognitive computing including as applied to production data entry systems. and intelligent document processing. New systems products, which are scheduled for introduction in 1997 and 1998, are expected to combine the Company's expertise in parallel data programming with components from several other companies including the Company's OCR/ICR technology partners. Mimetics, which provides sophisticated machine-print ICR technology, and Mitek, which has licensed its hand-print ICR technology to the Company are two of these partners. The combination of hand-print and machine-print recognition capability with the processing speed available from parallel processing is expected to produce unique capabilities for the Company's target markets.* The Company will also seek additional partnerships in the areas of technology, products, and application expertise to add incremental capability to its own in support of future product development consistent with its stated vision and mission.

Initial systems of the company's new products will incorporate the CNAPS chip technology. Future systems will be implemented using Intel's Pentium Pro MMX enhanced processor, which is now available, and Motorola's VeComP processor which is expected to be available to the Company in 1998.* The Company believes its experience in building parallel processors will provide a foundation for developing new image recognition applications that will run on industry standard microprocessors, which are now using SIMD architectures similar to the Company's proprietary CNAPS processors.*

The Company's research and development expenses for the years ended December 31, 1996, 1995 and 1994 were $2,705,000, $3,587,000 and $2,825,000 respectively.
During 1994 and 1995, the Company's research and development expenses were primarily attributable to development of the PowerShop product, the next generation CNAPS product and a contract from the Advanced Research Projects Agency of the U.S. Government. In 1996, development of the next-generation CNAPS product was suspended, sales of the PowerShop product were discontinued, and research and development spending was refocused on forms processing solutions, including the porting of software from Mitek and Mimetics to the CNAPS based systems. The Company intends to continue its investment in research and development in future periods to support its revised business strategy, but total research and development spending is expected to be below 1996 levels at least through 1997.*

The markets for the Company's products are characterized by rapid technological change and evolving industry standards, and are highly competitive with respect to timely product innovation. The introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's success will be substantially dependent upon its ability to anticipate changes in technology and industry standards and to successfully develop and introduce new and enhanced products on a timely basis. If the Company is unable for technological or other reasons to develop products in a timely manner in response to changes in the industry or if products or product enhancements that the Company develops do not achieve market acceptance, the Company's results of operations will be materially adversely affected. The Company has experienced delays in product development in the past, including the development of the CNAPS-1064 chip and the PowerShop product, and there can be no assurance that the Company will not encounter technical or other difficulties that could in the future delay the introduction of new products or product enhancements.


TECHNOLOGY DEVELOPMENT AGREEMENTS, MARKETING AGREEMENTS AND LICENSES

In March 1995, the Company entered into an agreement with Motorola to work together on parallel processor requirements and technology. Motorola has incorporated elements of the Company's technology in its VeComP chip, which it has introduced and plans to have commercially available in 1998, and the Company intends to utilize the VeComP chip in future generations of its forms processing systems products and programmable image recognition engines.* Under the terms of the agreement, Motorola will pay approximately $1,000,000 to the Company between September 1996 and June 1997 for certain research and development, and may make future payments to the Company based on achievement of certain volume shipments of the VeComP chip. The Company recorded $300,000 in research and development revenue from Motorola in 1996.

In August 1996, the Company entered into an agreement with Mimetics under which Mimetics Optical Character Recognition ("OCR") software for machine printing has been ported to the CNAPS processor. The Company has exclusive worldwide sales rights for the CNAPS-enabled version of Mimetics OCR software, except for France, where Mimetics will sell the joint product. The Company has purchased a minority interest in Mimetics and has been assigned one seat on the Board of Directors of Mimetics. The Company also has an option to purchase the remainder of Mimetics' stock at predefined prices until July 1998.

In October 1996 the Company entered into a bilateral agreement with Mitek. Mitek's ICR and OCR software has been ported to the Company's CNAPS/PCI board product, and Mitek will use future generations of products from the Company to continue providing high performance, accelerated versions of their software. Additionally, the

Company has licensed Mitek's Quickstrokes/API ICR software for use in its future forms processing and label processing product line. The companies will cooperate on future marketing and sales efforts. Mitek's focus will be on finance and government accounts, where it has extensive experience, and the Company will primarily focus its effort on transportation markets.

The Company's research and development revenue for the years ended December 31, 1996, 1995 and 1994 was $1,010,000, $1,354,000, and $1,634,000, respectively.
The Company expects that most of its future revenues, if any, will be generated from product sales rather than research and development revenue.* In the event that the Company is not able to generate sufficient product sales to replace revenues derived from technology development agreements, the Company's results of operations would be materially adversely affected.


SALES, MARKETING AND DISTRIBUTION

In the United States, the Company sold its server, PC-based, and VME-based (Versa Module Europe, a Motorola defined hardware protocol) board products and software through a direct sales force and a network of dealers. Future systems products for forms processing and label processing, as well as, image recognition engines will be sold in the U.S. by the Company's direct sales force, VARS, systems integrators, and OEM's. The Company believes that the complex nature of the problems addressed by the Company's products necessitates the use of a direct sales force in the majority of cases.

The Company retains the services of Matsushita Industrial Electric Company ("Matsushita") as a distributor in Japan, Ssang Yong as a non-exclusive distributor in Korea, Cromemco GmbH ("Cromemco") as a non-exclusive distributor in Germany and Switzerland, various non-exclusive dealers in Europe, and Mimetics as a specialized forms processing distributor in France. In 1996, sales to two major OEM customers accounted for 31% of total revenue compared with 75% and 35% of total revenues in 1995 and 1994 respectively. SEE NOTE 12 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

In late 1995 and the first half of 1996, the Company completed deliveries on major contracts to Matsushita and Cromemco. However, the Company was unable to obtain additional sales, resulting in a significant decline in revenue in 1996 which prompted the company to make changes to a territory and exclusivity allowed for in the Company's distribution contract with Cromemco GmbH. The Company does not currently expect to obtain significant replacement contracts through these distributors in the near future, but is pursuing additional distribution channels in the affected territories.

As it executes its revised strategy, the Company will be required to invest in sales and marketing activities. Expanding the Company's marketing capabilities will require significant product launch and program expenditures including additions to personnel. There can be no assurance that the Company will realize returns commensurate with such commitment or that the Company's attempts to expand its sales and marketing and manufacturing efforts will be successful. In addition, there can be no assurance that the Company will have such amounts available to commit to its marketing and sales efforts or that the Company will not be required to commit more than such amounts to such marketing and sales efforts.


COMPETITION

The market for high performance computing products and for forms processing systems using OCR and ICR technology are intensely competitive, and the Company expects this competition to continue. Many of the Company's competitors are more established, benefit from greater name recognition, and have significantly greater financial, technological, production and marketing resources than the Company. In addition, many of these companies have established sales forces and have been selling their products to the same customers targeted by the Company for a substantial period of time. There can be no assurance that the Company will be able to compete effectively in its selected markets.

MANUFACTURING, SUPPLIES, SERVICE AND WARRANTY

The Company formerly performed all CNAPS chip testing, laser fusing and final packaged chip testing at its facility in Sunnyvale, California. That facility was closed during the second half of 1996. The Company believes that it has sufficient supplies of CNAPS 1064 processor and has subcontracted all chip packaging, laser fusing, and final chip testing of its CNAPS 1016 processor, which will allow the Company to meet anticipated customer requirements until a next generation product is available using industry standard microprocessors such as the Motorola VeComP and the Intel MMX chip.

Under its revised product strategy, the Company will continue production of its CNAPS chips for use in its products until a complete migration to the next generation chip can be achieved. The Company does not manufacture the semiconductor wafers used for the CNAPS chips included in its products. Wafer capacity in the semiconductor industry is currently limited. Any increase in demand for wafers over currently expected levels or any failure of wafer supply in the industry to grow at anticipated rates would magnify any potential shortages of chips. To date, the Company has not been able to negotiate long-term supply agreements with its wafer manufacturers or its future suppliers of mainstream parallel processing chips. There can be no assurance that the Company's wafer manufacturers or chip suppliers will allocate sufficient capacity to the Company to meet its demand. If the Company were unable to obtain adequate supplies of wafers and chips on a timely basis, its financial position and results of operations would be materially and adversely affected.

Final test and burn-in of the Company's hardware products is performed at the Company's Beaverton, Oregon facility. The Company does not have alternative capabilities, either internally or through third parties, to perform these manufacturing activities. In the event of an interruption of production at the Beaverton facility, the Company's ability to deliver products in a timely fashion would be compromised, which could have a material adverse impact on the Company's operations.

The Company subcontracts all of the processing required to package tested chips and to assemble CNAPS processor boards and system enclosures. The Company obtains these services on a purchase order basis and does not have long-term contracts with any of these subcontractors. Although to date the Company has not experienced interruptions in these services and believes that other qualified subcontractors are available, the inability of any of these subcontractors to provide the Company with these services in a timely fashion could have a material adverse effect on the Company's operations until such time as alternate sources for such services are established.


BACKLOG

The Company's backlog is not material. The absence of significant backlog limits the Company's ability to plan production and inventory levels, which, in turn, could lead to substantial fluctuations in quarterly operating results.


INTELLECTUAL PROPERTY

The Company relies on a combination of patents, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to preserve its rights pertaining to its products. Such protection, however, may not preclude competitors from developing products similar to the Company's. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights vigorously, there can be no assurance that these efforts will be successful.

The Company owns or has exclusive rights to two basic groups of patents: those that were developed at the Oregon Graduate Institute ("OGI") in Beaverton, Oregon and those developed by the Company. The Company has obtained an exclusive, perpetual, fully paid-up license to three OGI patents. These patents were obtained for possible future architectures and are not being used in the current CNAPS hardware implementation. A second group of patents and applications are owned by the Company. This group consists of four patents. All of these patents relate to the CNAPS architecture and chip implementation. Filings in Japan and with the European Patent Commission have been performed on all of these patents, but no foreign patents have as yet been issued.

Adaptive Solutions and CNAPS are registered trademarks of the Company. CodeNet, BuildNet, PowerNet, QuickLib, ADAPTbus, Accelerating Pattern Recognition, and PowerShop are trademarks of the Company.

There can also be no assurance that third parties will not assert intellectual
property infringement claims against the Company.   Although no written claims
or litigation related to any such matters are currently pending against the Company, the Company has not conducted any patent searches or obtained an opinion of counsel with respect to its proprietary rights. Accordingly, there can be no assurance that no claims will be initiated, that the Company would prevail in any such litigation seeking damages or an injunction against the sale of the Company's products or, if necessary, that the Company would be able to obtain any necessary licenses on reasonable terms or at all. Any such litigation could be protracted and costly and could have a material adverse effect on the Company's results of operations regardless of the outcome of the litigation.


EMPLOYEES

As of December 31, 1996 the Company employed 21 persons on a full-time basis, including 3 executive officers, 6 engineers, 3 manufacturing employees, and 9 marketing, sales, and administrative personnel. The Company believes its relations with its employees are good.

In February 1996, the board of directors named John J. Migliore as President and Chief Executive Officer to replace John D. Heightley, who retired effective March 4, 1996. In December 1996, the board of directors named Daniel J. Meub as President and Chief Executive Officer to replace John J. Migliore who resigned in September 1996. The Company's future success will depend in significant part upon the continued service of certain key technical and senior management personnel and the Company's continuing ability to attract and retain highly qualified technical, managerial and sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing key managerial, technical or sales and marketing personnel or that it can attract, assimilate and retain such employees in the future. In addition, the Company does not have employment agreements with any of its executive officers or any key person life insurance. The loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect upon the Company's results of operations.


EXECUTIVE OFFICERS

Information with respect to the Company's current executive officers is set forth below. Officers of the Company are elected by the board of directors at its annual meeting and hold office until their successors are elected and qualified.

Name                      Age   Position
-----------------------   ---   -----------------------------------------------
Daniel J. Meub            43    President, Chief Executive Officer and Director
Dan Hammerstrom, Ph. D    48    Chief Technical Officer and Director
Wendell Henry             53    Vice President, Hardware System Engineering and
                                Manufacturing

DANIEL J. MEUB has been President and Chief Executive Officer and a director of the Company since December 1996. From 1995 to 1996 he was Executive Vice President of Marketing and Product Development with Now Software, a supplier of Macintosh and PC based time management and utility software. From 1993 to 1994 he was with Central Point Software, a supplier of PC and Macintosh software utilities, first as Vice President of Corporate Marketing and then as Vice President/General Manager of the Desktop Product Group. From 1991 to 1993 he was Vice President of Marketing and Product Development for Calera Recognition Systems, a supplier of optical character recognition software and hardware. Prior to 1991 he held positions with Software Publishing Corporation and the Clorox Company. Mr. Meub holds a B.A. with honors from Stanford University and an M.B.A. from Northwestern University.

DAN HAMMERSTROM, PH.D., the founder of the Company, has been a director and Chief Technical Officer of the Company since September 1988 and was President of the Company until June 1990. He was an Associate Professor in the Computer Science/Engineering Department at the Oregon Graduate Institute from 1985 until 1988 where he conducted research in VLSI neurocomputers. From 1980 to 1985 he was a computer architect and chip designer at Intel Corporation where he worked on the iAPX-432 and i960 family of chips. From 1977 to 1980 he was an Assistant Professor in the Electrical Engineering Department at Cornell University. Dr. Hammerstrom received a B.S.E.E. from Montana State University, an M.S.E.E from Stanford University and a Ph.D. in Electrical Engineering from the University of Illinois.

WENDELL HENRY has served as a Vice President of the Company since October 1989. Mr. Henry was Director of Engineering of the Context Division of Mentor Graphics Corp, a supplier of computer aided design equipment and software, from March 1989 to October 1989. Mr. Henry was Vice President of Software Engineering for Saba Technologies, a startup company developing OCR products for the PC marketplace, from 1984 until 1989. Prior to joining Saba, Mr. Henry was Manager of System Software Development for Apple Computer from 1980 until 1984. Mr. Henry holds a B.S.A.A.E. from Northrop Institute of Technology and an M.S. in Computer Science from San Jose State University.


ITEM 2.  PROPERTIES

The Company's corporate offices and hardware and software development facilities are located in Beaverton, Oregon, where the Company leases approximately 10,000 square feet at a cost of $10,000 per month, including common area charges, under a two-year lease beginning in July 1996.

Additionally, the Company leases approximately 5,500 square feet in Sunnyvale, California, where its chip development facilities were located, at a cost of $6,200 per month on a five-year lease beginning August, 1994. This space is currently being sublet, to a non-affiliated private company, at a cost which directly offsets the Company's liability.

The Company believes that its existing facilities are adequate for the Company's current needs. If required, the Company will lease additional space to support its future requirements. The Company believes there is adequate space available in its existing locations for expansion, but there can be no assurance that space can be leased on favorable terms or that the Company will not incur significant expenses if it has to relocate to new facilities.


ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is traded on the over-the-counter market and prices are quoted on the Nasdaq Small-Cap Market under the symbol "ADSO". The Company's common stock is also listed on the Boston Stock Exchange. The following table sets forth the high and low sale prices for the common stock for 1996 and 1995. On February 28, 1997, the last reported sale price of the common stock was $1.25. There were approximately 133 shareholders of record and 3643 beneficial shareholders at February 28, 1997.

                                        HIGH           LOW
           1996
           First Quarter           $   6 1/8        $  4 3/8
           Second Quarter              5 1/4           1 7/8
           Third Quarter               2 1/16          1
           Fourth Quarter              1 3/4           1

           1995
           First Quarter           $   5 1/8        $  3 3/8
           Second Quarter              7 3/4           4 7/8
           Third Quarter               7 7/16          6 5/8
           Fourth Quarter              6 7/8           4 3/4


The Company has never declared or paid cash dividends on its capital stock and currently intends to retain any future earnings for use in the development and operation of its business. Accordingly, the Company does not expect to pay cash dividends in the foreseeable future.

The trading price of the Company's common stock has been and could continue to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' earnings estimates, announcements of technological innovations by the Company or its competitors, general conditions in the computer industry and other factors. In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies in general, and high technology companies in particular, and that are often unrelated to operating performance.

The Nasdaq Small-Cap Market does not offer last sale reporting and may be a significantly less liquid market than the National Market System. Moreover, if the Company should continue to experience losses from operations, it may be unable to maintain the standards for continued quotation on Nasdaq and the common stock could be subject to removal from the Nasdaq system. Trading, if any, in the common stock would thereafter be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements or in what are commonly referred to as the "pink sheets". As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In addition, if the Company's securities were removed from the Nasdaq system, they would be subject to so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. Consequently, removal from the Nasdaq system, if it were to occur, could affect the ability or willingness of broker-dealers to sell the Company's securities and the ability of purchasers of the Company's securities to sell their securities in the secondary market.

ITEM 6.  SELECTED FINANCIAL DATA

Set forth below is certain historical selected financial data with respect to the Company for each of the years in the five-year period ended December 31, 1996:


                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------------------------------
                                                               1996           1995           1994           1993             1992
                                                              -------        -------        -------        -------          ------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Net product revenue. . . . . . . . . . . . . . . . .        $  6,255       $  9,414       $  2,370       $  2,038         $  904
  Research and development
   revenue . . . . . . . . . . . . . . . . . . . . . .           1,010          1,354          1,634            650            671
  Other. . . . . . . . . . . . . . . . . . . . . . . .              10              9             43             21             69
                                                              --------------------------------------------------------------------
    Total revenue. . . . . . . . . . . . . . . . . . .           7,275         10,777          4,047          2,709          1,644

 Operating costs and expenses:
  Cost of product revenue. . . . . . . . . . . . . . .           5,382          6,132          1,391          1,563            492
  Research and development . . . . . . . . . . . . . .           2,705          3,587          2,825          2,132          3,090
  Sales and marketing. . . . . . . . . . . . . . . . .           1,888          3,305          3,809          2,888            971
  General and administrative . . . . . . . . . . . . .           2,953          1,138            945            503            352
                                                              --------------------------------------------------------------------
    Total operating costs and
    expenses . . . . . . . . . . . . . . . . . . . . .          12,928         14,162          8,970          7,086          4,905

Operating loss . . . . . . . . . . . . . . . . . . . .          (5,653)        (3,385)        (4,923)        (4,377)        (3,261)
Interest income. . . . . . . . . . . . . . . . . . . .             170            158            168             33             28
Interest expense . . . . . . . . . . . . . . . . . . .             134            185             48            324            211
Gain on sale of assets . . . . . . . . . . . . . . . .              67              -              -              -              -
                                                              --------------------------------------------------------------------

Net loss . . . . . . . . . . . . . . . . . . . . . . .         $(5,550)       $(3,412)       $(4,803)       $(4,668)       $(3,444)
                                                              --------------------------------------------------------------------
                                                              --------------------------------------------------------------------

Net loss per common and common equivalent share(1) . .           $(.82)         $(.61)        $(1.23)        $(3.50)        $(3.78)
                                                              --------------------------------------------------------------------
                                                              --------------------------------------------------------------------
Weighted average common and common equivalent
     shares outstanding(1) . . . . . . . . . . . . . .           6,791          5,605          3,891          1,332            911
                                                              --------------------------------------------------------------------
                                                              --------------------------------------------------------------------


                                                                                           DECEMBER 31,
                                                              --------------------------------------------------------------------
                                                                 1996           1995           1994           1993           1992
                                                              -------        -------        -------        -------          ------
BALANCE SHEET DATA:
Working capital (deficit). . . . . . . . . . . . . . .          $2,828         $5,883         $6,478         $7,430        $(2,276)
Total assets . . . . . . . . . . . . . . . . . . . . .           7,212         10,221          8,462          9,724          2,171
Capital lease obligations, less current portion. . . .             259            496            108             40            430
Total stockholders' equity (deficit) . . . . . . . . .           4,045          7,148          7,325          8,177         (1,633)


(1) See Note 1 of Notes to Financial Statements for an explanation of the determination of the number of shares used in computing net loss per common and common equivalent shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company was founded in 1988 and first shipped products in 1993. In 1996 the Company implemented significant changes to its business strategy. SEE BUSINESS
- GENERAL. The Company's revised strategy is aimed at providing more complete high-performance image recognition software solutions by providing accelerated data entry for forms processing in the transportation, medical and financial markets, and by providing programmable image recognition products for specialized and broad-based applications. The new strategy also includes a transition to microprocessors manufactured by large third party suppliers for future generations of the Company's products. Prior to the changes in business strategy, the Company focused on selling server and board-level products based on the Company's proprietary microprocessor to original equipment manufacturers ("OEMs") in a wide range of industries. In connection with its change in strategy, the Company significantly reduced the number of employees and instituted cost controls during 1996.


The Company has incurred significant operating losses through December 31, 1996. At December 31, 1996 and December 31, 1995, the Company's accumulated deficit was approximately $27,059,000 and $21,509,000 respectively. In order to become profitable, the Company must successfully introduce new products to support its new strategy; market those products to customers, many of whom will be new customers for the Company; manage the transition from its proprietary microprocessor to next-generation chips from other suppliers; develop additional new products; manage its operating expenses and expand its distribution capability. There can be no assurance that the Company will achieve any of these objectives or ever achieve profitability. The Company expects operating losses will continue at least through the first half of 1997.*

The Company expects that revenues in the first half of 1997 will be limited as it makes the transition to the revised strategy. New product sales are expected to begin in the second half of 1997.* The Company expects that revenues will fluctuate substantially from quarter to quarter and will be difficult to forecast. The absence of significant backlog will also limit the Company's ability to plan production and inventory levels. Operating results may also fluctuate based upon other factors, including, but not limited to, cancellation or rescheduling of orders, currency fluctuations, seasonal fluctuations in business activity, product announcements by the Company or its competitors or changes in pricing policies by the Company, its competitors or its suppliers.

Because significant portions of the Company's future revenues will depend upon sales of its board level products to OEM application developers for incorporation into their systems, factors affecting such OEMs, including the timing of new orders for their products, general market acceptance of such products or product announcements by such developers, could cause variability in the Company's operating results. In addition, the Company intends to continue to devote resources to research and development associated with planned new products. Once the expenditure of such resources is contemplated, it may be difficult to reduce quickly if funds are limited. The Company may therefore be unable to adjust spending in a timely manner to compensate for any unanticipated shortfall in revenues. Accordingly, any significant shortfall in revenues in any quarter, regardless of the cause of such shortfall, would have an almost immediate adverse impact on the Company's operating results and on the Company's ability to achieve and maintain profitability.

RESTRUCTURING

In June 1996, the Company implemented significant changes in its organizational structure and in its product strategy which included the decision to close its Sunnyvale, California manufacturing facility by December 1996. In connection with these structural and strategy changes, the Company recorded restructuring costs aggregating $1,973,000 and related liabilities of $1,248,000 in the second quarter of 1996. The primary components of these costs and liabilities related to employment termination costs, lease termination costs, reserves for obsolete inventory, and property and equipment. Additionally, in the third quarter of 1996, the Company recorded restructuring costs of $805,000 which consisted of additional inventory and fixed asset write-offs relating to the decision to completely exit certain product lines. The closure of the Sunnyvale facility began in June 1996 and was completed in December 1996 resulting in the termination of eleven employees engaged in manufacturing, engineering, and administrative functions. At December 31, 1996, there was $200,000 of liabilities related to lease termination costs and $751,000 related to property and equipment remaining. All other costs had been charged against the restructuring reserve in fiscal 1996. SEE NOTE 4 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

RECENT DEVELOPMENTS


On February 28, 1997, the Company entered into a loan agreement between Mimetics S.A., Thomson-CSF Ventures, and Compagnie de Participations en Capital-Risque Paris et Ile-de-France ("COPARIS"), all French corporations. The terms of the agreement provide a loan to the Company from Thomson-CSF Ventures and COPARIS of 1,375,00 French francs. The terms also provide a loan from the Company to Mimetics S.A. in the amount of 1,875,000 French francs at a rate of interest equal to five percent. As additional consideration for the loan, Mimetics S.A. will perform certain engineering work for the Company.


RESULTS OF OPERATIONS - 1996 COMPARED TO 1995

REVENUES

Net product revenue for 1996 and 1995 of $6,255,000 and $9,414,000, respectively, consisted of the sale of CNAPS development systems, boards, software and maintenance agreements. Net product revenue in 1995 and 1996 also included revenue of $1,113,000 and $1,934,000 respectively, associated with sales of the PowerShop product. Revenue from the development systems and boards and PowerShop products is recognized at the time of product shipment. Revenue from software and maintenance agreements is deferred and recognized over the life of the agreement. The decrease in revenues in 1996 is primarily due to the decrease in orders from two major OEMs which had significant orders in 1995, and the discontinuance of the Company's PowerShop product in the fourth quarter of 1996. SEE NOTE 12 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's future success and its ability to continue operations will depend in substantial part on its ability to significantly maintain and increase sales of its existing products and products to be developed under its revised product strategy.* Although the Company has agreements with various OEMs, none of these agreements include minimum purchase commitments. There can be no assurance that the Company will be able to generate significant additional sales or maintain sales at current or historical levels; failure to do so would have a material adverse effect on the Company's financial position and results of operations.

Research and development revenue was $1,010,000 and $1,354,000 in 1996 and 1995, respectively. Research and development revenue in 1996 was generated primarily from technology development contracts with the U.S. Government, a major U.S. imaging systems corporation, and Motorola, Inc. Research and development revenue in 1995 was largely attributable to technology development contracts with the U.S. Government. The Company expects revenues from research and development contracts to remain constant in future periods.* Accordingly, growth in the Company's revenues in future periods will be dependent upon the Company's success in increasing product sales, as to which there can be no assurance.

International sales totaled $2,377,000 (33% of total revenues) in 1996 and $4,682,000 (43% of total revenues) in 1995. The decrease in international revenue was primarily due to reduced shipments to several large OEM customers, and the Company's decision to exit certain lower volume product lines. The Company expects international net revenues as a percentage of total net revenues to continue to decrease.

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

COST OF PRODUCT REVENUE

The cost of product revenue was $5,382,000, (86% of net product revenue) in 1996, and $6,132,000, (65% of net product revenue) in 1995. Cost of product revenue consists of direct manufacturing costs, overhead costs associated with the manufacturing operations in Beaverton, Oregon and Sunnyvale, California, provisions for warranty costs, and reserves for inventory obsolescence and return. The Sunnyvale, California operations were shut down during the second half of 1996. The increase in cost of product revenue as a percentage of sales in 1996 as compared to 1995 was primarily a result of costs totaling $1,206,000 in 1996 associated with the Company's change in organizational structure, and product strategy revisions including the write-off of inventory associated with the discontinuation of the PowerShop product and certain low volume product lines.

Cost of product revenue could be negatively affected in future periods due to a number of factors, including problems with component supplies, variability of component cost, product quality or reliability problems or other factors. Additionally, the Company's restructuring plans included the shutdown of its Sunnyvale, California manufacturing site to reduce overhead costs. The Sunnyvale site manufactured the Company's proprietary CNAPS processors from silicon wafers. The manufacturing of the Company's CNAPS processors will now be performed by outside vendors. The transition of this part of the new manufacturing process may lead to increased processor costs. In addition, the Company purchases many of its components from Japanese manufacturers and pricing for these components is generally in yen. When the value of the yen increases relative to the dollar, the cost to the Company of these components increases correspondingly. Accordingly, future increases in the value of the yen relative to the dollar could adversely affect the Company's gross margins or make the prices of the Company's products less competitive.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses of $2,705,000 and $3,587,000 in 1996 and 1995, respectively, were associated with the continuing support of enhancements to the Company's current products, the development of the CNAPS/PCI board, and the development of the Company's new forms processing products. The Company's research and development focus has shifted toward forms processing solutions utilizing application software from Mitek and Mimetics, and software developed by the Company. The reduction in expenses in 1996, as compared to 1995, was a result of the Company's new organizational structure, revised product strategy, and decreased expenses associated with the decision in June 1996 to terminate development of the Company's next generation processor.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses were $1,888,000 and $3,305,000 in 1996 and 1995, respectively. Sales and marketing expenses are primarily comprised of sales commissions, advertising and promotion, and customer literature. Commissions generally vary with sales volume. The level of spending for advertising, promotion, and literature costs is largely dependent on the level of promotion for new products. Sales and marketing expenses have decreased in 1996, as compared to 1995, primarily as a result of the reduction of the number of domestic sales offices, personnel, and advertising and promotion expenses as the company focuses on its product development activities.

The Company expects that sales and marketing expenses will increase as sales support, advertising, public relations and product introduction activities increase, in accordance with the Company's new strategy. The

Company believes that increased sales and marketing activities are critical to any future growth in sales; accordingly, if resource constraints cause the Company to allocate resources away from these activities, the Company's future financial position and results of operations could be adversely affected.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $2,953,000 and $1,138,000 in 1996 and 1995, respectively. The primary components of these expenses are salaries, insurance and fees related to legal, accounting and consulting services. The increase in 1996, as compared to 1995, was primarily attributable to $1,227,000 in costs associated with the termination of certain employees, the change in organizational structure and revised product strategy, the hiring of and transition to a new chief executive officer during the year, and increased spending for information systems services.

INTEREST INCOME AND EXPENSE

Interest income was $170,000 and $158,000 in 1996 and 1995, respectively. Interest income varies depending upon the cash balances and prevailing interest rates from period to period. Interest expense was $134,000 and $185,000 in 1996 and 1995, respectively. The decrease in interest expense during 1996 was attributable to the decreased level of capital lease obligations.

INCOME TAXES

The Company is in a net deferred tax asset position and has generated net operating losses to date. Accordingly, no provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

The completion of the initial public offering in November 1993 constituted a change in ownership that limits the net operating losses that can be used to offset taxable income in future years. The private placement offerings in November 1994, June 1995 and January 1996 may also have constituted changes in ownership which may limit the net operating loss that can be used to offset taxable income in future years. No recent analysis has been performed by the Company to determine whether such ownership change has occurred or to what extent the utilization of net operating losses will be limited. (SEE NOTE 9 OF NOTES TO FINANCIAL STATEMENTS)


RESULTS OF OPERATIONS - 1995 COMPARED TO 1994

REVENUES

Net product revenue for 1995 and 1994 of $9,414,000 and $2,370,000, respectively, consisted of the sale of CNAPS development systems, boards, software and maintenance agreements. Net product revenue in 1995 also included sales of the PowerShop product. Revenue for the software and maintenance agreements is deferred and recognized over the life of the agreement. The increase in revenues in 1995 is primarily due to the shipment of several large OEM orders during 1995.

Research and development revenue for 1995 and 1994 was $1,354,000 and $1,634,000, respectively. Research and development revenue for 1995 was generated primarily from technology development contracts with the U.S. Government. Research and development revenue for 1994 was attributable to technology development contracts with the U.S. Government, a major European company, a major U.S. delivery company, and a U.S. imaging systems corporation.

International sales totaled $4,682,000 (43% of total revenues) in 1995 and $1,780,000 (44% of total revenues) in 1994. The increase in international revenue is primarily due to the shipment of several large OEM orders.

COST OF PRODUCT REVENUE

The cost of product revenue for 1995 and 1994 of $6,132,000, or 65% of product revenue, and $1,391,000, or 59% of product revenue, respectively, consisted of direct manufacturing costs, overhead costs associated with the manufacturing operations in Beaverton, Oregon and Sunnyvale, California, provisions for warranty costs, and reserves for inventory obsolescence and return. The increase in cost from the prior year is primarily due to the associated increase in sales volume and to an increase in reserves consistent with the initial shipments of a new product.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for 1995 and 1994 of $3,587,000 and $2,825,000, respectively, were associated with the continuing support of enhancements to the Company's existing products, the development of the CNAPS/PCI board and the continued development of the PowerShop accelerator product. The increase in research and development expenses from the prior year is primarily due to the hiring of additional personnel, increased facilities and equipment, and more extensive use of contract development resources.

SALES AND MARKETING EXPENSES

Sales and marketing expenses for the years ended 1995 and 1994 were $3,305,000 and $3,809,000, respectively. Sales and marketing expenses have decreased from the prior year primarily as a result of the reduction of the number of domestic sales offices from seven to four, offset by an increase in commissions and bonuses. This is coincident with the direction of the Company's selling strategy toward a focus on major account and OEM opportunities.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for 1995 and 1994 were $1,138,000 and $945,000, respectively. The primary components of these expenses are salaries and legal and accounting fees. The increased level of expense from the prior year is primarily due to increasing consulting, legal and accounting fees associated with the expanded reporting requirements associated with being a public corporation and the Company's recent private placements of common stock.

INTEREST INCOME AND EXPENSE

Interest income for the year ended 1995 was $158,000 compared to $168,000 for the comparable period 1994. Interest income varies depending upon the cash balances and prevailing interest rate from period to period. Interest expense for the year ended 1995 was $185,000 compared to $48,000 for the comparable period in 1994. The increase in interest expense during 1995 is attributable to the increased level of capital lease obligations.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded its operations primarily through (i) sale of stock pursuant to its initial public offering in 1993 (ii) private placements of its equity and convertible debt securities with venture capital and other investors in 1994, 1995 and 1996, (iii) equipment leases, (iv) revenues from technology development agreements and government contract research and (v) revenues from the sales of its CNAPS development systems, boards and software products and its PowerShop products.

As of December 31, 1996, the Company had established capital leases with three major equipment leasing companies at effective interest rates ranging from 6% to 15%. The aggregate principal amount under these capital leases, including the current portion, totaled $706,000 as of December 31, 1996. In addition, although the Company has no material commitments to purchase capital equipment, the Company intends to expend approximately $200,000 over the next twelve months for capital equipment in connection with the continued support of its manufacturing and engineering operations and business information systems.*

The Company's cash and cash equivalents at December 31, 1996 were $3,612,000, an increase of $2,638,000 from December 31, 1995. The Company obtained additional funding of approximately $2,400,000 in January 1996 through the private placement of common stock. The Company's working capital at December 31, 1996 was $2,828,000. Decreases of $3,136,000 in the accounts receivable balance and $1,878,000 in inventory levels along with increases in accrued expenses and deferred revenue in 1996 were offset by decreases in accounts payable and operating losses to provide cash of $776,000 from operations. The decrease in the accounts receivable, accounts payable, and inventory balances is mainly attributable to reduced product sales in the second half of 1996, while the increase in accrued expenses and deferred revenue are mainly due to restructuring costs and the technology agreement with Motorola, respectively. Investing activities used $75,000, while financing activities provided $1,937,000 ($2,430,000 from issuance of common shares offset by $493,000 in capital lease payments).

The Company expects that it will require additional funding, although it is unable to predict the precise amount or date that such funding will be required. The Company is currently considering alternative sources for expected future funding, including equity or debt financings, corporate partnering relationships involving up-front payments and/or equity investments, sales of technology and other alternatives. The Company has not yet identified which, if any, of these courses it will pursue, nor has it received commitments from any such sources for any funding of any kind. Accordingly, there can be no assurance that any such funding will be available on reasonable terms or at all. If adequate funds are not available as required, the Company's ability to fulfill product orders, as well as the Company's financial position and results of operations, will be adversely affected. In particular, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that are highly dilutive to existing stockholders. The Company's future capital needs will depend upon numerous factors, including the progress of the Company's research and development activities, the extent and timing of the acceptance of the Company's products, the cost of increasing the Company's sales, marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with certainty, and therefore there can be no assurance that the Company will not require funding earlier than anticipated.

The Company believes its existing cash and cash equivalents and cash generated from operations will be sufficient to fund its operations for at least the next 12 months. All cash in excess of working capital requirements will be kept in short-term, investment grade securities.

The Company has 1,680,764 outstanding warrants entitling the holders to purchase 2,202,041 shares of the Company's common stock at an exercise price of $6.393. In addition, there are 75,000 warrants outstanding which entitle the holders to purchase 75,000 shares of the Company's common stock at an exercise price of $3.375.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is as listed in Item 14 of Part IV of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the Annual Meeting of Stockholders to be held May 21, 1997 to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is included in the section captioned "Executive Compensation" contained in the Company's 1997 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included in the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's 1997 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

----------------------------
With the exception of the information specifically incorporated in Items 10, 11 and 12 of this Form 10-K, the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders is not deemed "filed" as part of this Form 10-K.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1)    FINANCIAL STATEMENTS

     The Financial Statements, together with the report thereon of KPMG Peat Marwick LLP., are included on the pages indicated below.


                                                                        Page
                                                                        ----

Balance Sheets as of
December 31, 1996 and 1995                                               F-1

Statements of Operations for the years ended
December 31, 1996, 1995 and 1994                                         F-2

Statements of  Stockholders' Equity--
December 31, 1996, 1995 and 1994                                         F-3

Statements of Cash Flows for the years ended
December 31, 1996, 1995, and 1994                                        F-4

Notes to Financial Statements                                            F-5

Independent Auditors' Report                                             F-17


     (a) (2)    FINANCIAL STATEMENT SCHEDULE

     The following schedule and report of independent public accountants are filed herewith:



                                                                    Page No.
                                                                    --------

Schedule II         Valuation and Qualifying Accounts                 S-1


Report of Independent Accountants on Financial Statement Schedule     S-2

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

(a) (3)   EXHIBITS INCLUDED HEREIN:

               3.1    Articles of Incorporation of Registrant.+
               3.2    Bylaws of Registrant.+
               4.1    Form of Representative's Warrant.+
               4.2    Form of Common Stock Certificate.+
               4.3    Form of Warrant Agreement (including Form of Common Stock
                      Purchase Warrant).+
               10.1   Form of Indemnification Agreement for directors and
                      officers.+
               10.2   1988 Stock Incentive Plan and forms of options agreements
                      thereunder.+
               10.3   1993 Stock Purchase Plan and form of Subscription
                      Agreement.+
               10.4   Sublease between Science Park Limited Partnership I and
                      the Registrant dated as of July 1, 1993.+
               10.5   Lease between  Sun Life Assurance Company of Canada and
                      the Registrant dated as of May 5, 1993.+
               10.6   Employment Agreement between the Registrant and Scott
                      Gibson.+
               10.7   Form of Subscription Agreement used for conversion of
                      bridge loans into Series C Preferred Stock.+
               10.8.  Lease Modification and Extension Agreement dated July 30,
                      1993.+
               10.9   Forbearance Agreement dated June 17, 1993.+
               10.10  License Agreement between Inova Microelectronics
                      Corporation and the Registrant dated as of June 12, 1991.+
               10.11  Technology Development Agreement between Meidensha
                      Corporation and the Registrant dated as of March 12,
                      1992.+
               10.12  Technology Development Agreement between Sharp Corporation and the Registrant dated as of January 5, 1989.+
               10.13  Technology Development Agreement between Mitsubishi
                      Electric Corporation and the Registrant dated as of
                      January 5, 1989.+
               23.1   Consent of KPMG Peat Marwick LLP++
               27     Financial Data Schedule


(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1996.


-----------------------

+ Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-67882) as declared effective on November 3, 1993 by the Securities and Exchange Commission.

++   Included in this 1996 Report on Form 10-K on page S-2.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March 1997.


                                        ADAPTIVE SOLUTIONS, INC.

                                        By /s/ DANIEL J. MEUB
                                        Daniel J. Meub
                                        President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 26th day of March 1997.


Signature                          Title
---------                          -----


/s/ DANIEL J. MEUB                 President and Chief Executive Officer
-----------------------------      (Principal Executive Officer)
Daniel J. Meub

/s/ RICHARD L. BOONSTRA            Controller
-----------------------------      (Principal Financial Officer)
Richard L. Boonstra

/s/ DAN HAMMERSTROM Ph.D.          Chief Technical Officer and Director
-----------------------------
Dan Hammerstrom, Ph.D.

/s/ C. SCOTT GIBSON                Chairman of the Board of Directors
-----------------------------
C. Scott Gibson

/s/ JEAN-CLAUDE PETERSCHMITT       Director
-----------------------------
Jean-Claude Peterschmitt

/s/ FREDERICK M. HANEY Ph.D.       Director
-----------------------------
Frederick M. Haney, Ph.D.

/s/ T. PETER  THOMAS               Director
-----------------------------
T. Peter Thomas

                            ADAPTIVE SOLUTIONS, INC.

                                 BALANCE SHEETS

                                 (In thousands)




                                                                December 31,
                                                                -------------
                                   ASSETS                   1996          1995
                                                       ----------       --------
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . .     $    3,612       $    974
  Accounts receivable, net . . . . . . . . . . . .          1,084          4,220
  Inventory, net . . . . . . . . . . . . . . . . .          1,007          2,885
  Prepaid expenses and other assets. . . . . . . .             33            381
                                                       ----------       --------
          TOTAL CURRENT ASSETS . . . . . . . . . .          5,736          8,460
                                                       ----------       --------
FIXTURES AND EQUIPMENT, net. . . . . . . . . . . .          1,337          1,754

OTHER ASSETS . . . . . . . . . . . . . . . . . . .            139              7
                                                       ----------       --------
                                                       $    7,212    $    10,221
                                                       ----------       --------
                                                       ----------       --------
  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . .            115            825
  Accrued expenses . . . . . . . . . . . . . . . .          1,626          1,209
  Current portion of capital lease obligations . .            447            476
  Deferred revenue . . . . . . . . . . . . . . . .            720             67
                                                       ----------       --------
          TOTAL CURRENT LIABILITIES. . . . . . . .          2,908          2,577
                                                       ----------       --------
CAPITAL LEASE OBLIGATIONS, less current portion. .            259            496
                                                       ----------       --------
COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock; no par value. Authorized 5,000 shares
    at 1996 and 1995; no shares issued or outstanding
    at December 31, 1996 and 1995. . . . . . . . .              -              -
  Common stock, no par value. Authorized 30,000
    shares at 1996 and 1995; issued and outstanding
    6,961 shares and 6,014 shares at 1996 and 1995,
    respectively . . . . . . . . . . . . . . . . .         31,104         28,674
  Unearned compensation. . . . . . . . . . . . . .              -            (17)
  Accumulated deficit. . . . . . . . . . . . . . .        (27,059)       (21,509)
                                                       ----------       --------
          TOTAL STOCKHOLDERS' EQUITY . . . . . . .          4,045          7,148
                                                       ----------       --------
                                                       $    7,212    $    10,221
                                                       ----------       --------
                                                       ----------       --------

See accompanying notes to financial statements.

                            ADAPTIVE SOLUTIONS, INC.

                            STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                    YEAR  ENDED  DECEMBER 31,
                                                           -----------------------------------------
                                                               1996            1995          1994
                                                           -----------     ----------    -----------
REVENUES:
  Net product revenue. . . . . . . . . . . . . . .         $     6,255     $    9,414    $     2,370
  Research and development revenue . . . . . . . .               1,010          1,354          1,634
  Other revenues . . . . . . . . . . . . . . . . .                  10              9             43
                                                           -----------     ----------    -----------

        TOTAL REVENUES . . . . . . . . . . . . . .               7,275         10,777          4,047
                                                           -----------     ----------    -----------
OPERATING COSTS AND EXPENSES:
  Cost of product revenue. . . . . . . . . . . . .               5,382          6,132          1,391
  Research and development . . . . . . . . . . . .               2,705          3,587          2,825
  Sales and marketing. . . . . . . . . . . . . . .               1,888          3,305          3,809
  General and administrative . . . . . . . . . . .               2,953          1,138            945
                                                           -----------     ----------    -----------

        TOTAL OPERATING COSTS AND
          EXPENSES . . . . . . . . . . . . . . . .              12,928         14,162          8,970
                                                           -----------     ----------    -----------

        OPERATING LOSS . . . . . . . . . . . . . .              (5,653)        (3,385)        (4,923)

Interest income. . . . . . . . . . . . . . . . . .                 170            158            168
Interest expense . . . . . . . . . . . . . . . . .                (134)          (185)           (48)
Gain on sale of assets . . . . . . . . . . . . . .                  67              -              -
                                                           -----------     ----------    -----------

        LOSS BEFORE INCOME TAXES . . . . . . . . .              (5,550)        (3,412)        (4,803)

Income tax expense . . . . . . . . . . . . . . . .                   -              -              -
                                                           -----------     ----------    -----------

        NET LOSS . . . . . . . . . . . . . . . . .         $    (5,550)    $   (3,412)   $    (4,803)
                                                           -----------     ----------    -----------
                                                           -----------     ----------    -----------

NET LOSS PER COMMON AND COMMON
  EQUIVALENT SHARE . . . . . . . . . . . . . . . .         $      (.82)    $     (.61)   $     (1.23)
                                                           -----------     ----------    -----------
                                                           -----------     ----------    -----------

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING. . . . . . . . . . . . . . . . . . .               6,791          5,605          3,891


See accompanying notes to financial statements.

                            ADAPTIVE SOLUTIONS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)




                                               Preferred stock          Common stock                                       Total
                                              ------------------     -------------------     Unearned    Accumulated  stockholders'
                                              Shares      Amount     Shares        Amount   compensation    deficit        equity
                                              ------------------     -------------------    ------------- -----------  -------------
BALANCE, December 31, 1993                       -     $     -        3,749      $  21,572    $   101      $  (13,294)    $  8,177

Sale of common stock                             -           -        1,290          3,909          -               -        3,909
Amortization of unearned compensation            -           -            -              -         42               -           42
Net loss                                         -           -            -              -          -          (4,803)      (4,803)
                                             -----       -----      -------      ---------    -------      ----------    ---------
BALANCE, December 31, 1994                       -           -        5,039         25,481        (59)        (18,907)       7,325

Sale of common stock                             -           -          975          3,193          -               -        3,193
Amortization of unearned compensation            -           -            -              -         42               -           42
Net loss                                         -           -            -              -          -          (3,412)      (3,412)
                                             -----       -----      -------      ---------    -------      ----------    ---------
BALANCE, December 31, 1995                       -           -        6,014         28,674        (17)        (21,509)       7,148

Sale of common stock                             -           -          947          2,430          -               -        2,430
Amortization of unearned compensation            -           -            -              -         17               -           17
Net loss                                         -           -            -              -          -          (5,550)      (5,550)
                                             -----       -----      -------      ---------    -------      ----------    ---------
BALANCE, December 31, 1996                       -     $     -        6,961      $  31,104    $     -      $  (27,059)    $  4,045
                                             -----       -----      -------      ---------    -------      ----------    ---------
                                             -----       -----      -------      ---------    -------      ----------    ---------

     See accompanying notes to financial statements.

                            ADAPTIVE SOLUTIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------------------------
                                                                                    1996                1995                1994
                                                                                ----------          ----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  (5,550)          $  (3,412)          $  (4,803)
  Adjustments to reconcile net loss to net cash provided by
    (used) in operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . .             654                 519                 424
      Gain on lease buyout . . . . . . . . . . . . . . . . . . . . . . . .               -                   -                 (17)
      Gain on sale of assets . . . . . . . . . . . . . . . . . . . . . . .             (67)                  -                   -
      Amortization of unearned compensation. . . . . . . . . . . . . . . .              17                  42                  42
      Changes in assets and liabilities:
        Trade accounts receivable. . . . . . . . . . . . . . . . . . . . .           3,136              (2,997)               (714)
        Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,878              (1,720)               (783)
        Prepaid expenses and other assets. . . . . . . . . . . . . . . . .             348                (253)                (87)
        Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .            (710)                503                (150)
        Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .             417                 694                 (93)
        Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . .             653                 (38)                 80
                                                                                ----------          ----------          ----------

          Net cash provided by (used in) operating activities. . . . . . .             776              (6,662)             (6,101)
                                                                                ----------          ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets . . . . . . . . . . . . . . . . . . . . . .             102                   -                   -
  Purchases of fixtures and equipment. . . . . . . . . . . . . . . . . . .             (45)               (319)               (396)
  Purchase of long-term investment . . . . . . . . . . . . . . . . . . . .            (132)                  -                   -
                                                                                ----------          ----------          ----------

          Net cash used in investing activities. . . . . . . . . . . . . .             (75)               (319)               (396)
                                                                                ----------          ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock . . . . . . . . . . . . . . . . .           2,430               3,193               3,909
  Payments on capital lease obligations. . . . . . . . . . . . . . . . . .            (493)               (229)               (422)
                                                                                ----------          ----------          ----------

          Net cash provided by financing activities. . . . . . . . . . . .           1,937               2,964               3,487
                                                                                ----------          ----------          ----------

          NET INCREASE (DECREASE) IN CASH
            AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . .           2,638              (4,017)             (3,010)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             974               4,991               8,001
                                                                                ----------          ----------          ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . . . . . . . . .      $    3,612          $      974          $    4,991
                                                                                ----------          ----------          ----------
                                                                                ----------          ----------          ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . .      $      120          $      185          $       63
                                                                                ----------          ----------          ----------
                                                                                ----------          ----------          ----------

See accompanying notes to financial statements.

                            ADAPTIVE SOLUTIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

                (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT DATA)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

Adaptive Solutions, Inc. (the Company) designs and markets high performance image recognition solutions targeted at the transportation, finance and health care industries.

FINANCIAL STATEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of commercial paper, bankers' acceptances and other highly liquid investments.

ACCOUNTS RECEIVABLE

Accounts receivable are shown net of allowance for doubtful accounts of $180 and $80 at December 31, 1996 and 1995, respectively.

INVENTORY

Inventory is stated at the lower of cost, using the average cost method, or market.

FIXTURES AND EQUIPMENT

Owned equipment is stated at cost. Equipment and software under capitalized leases is stated at the present value of the minimum lease payments at the inception of the lease. Leasehold improvements are stated at cost. Maintenance and repairs are expensed as incurred.

Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, generally five to seven years. Amortization of equipment under capitalized leases and leasehold improvements is provided using the straight-line method over the estimated useful lives of the assets.

                                                                     (Continued)

                            ADAPTIVE SOLUTIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT DATA)

REVENUE RECOGNITION

The Company recognizes research and development contract revenue using the percentage of completion method. Research and development revenue is generated from technology development and contract engineering. Revenue for product sales is recognized upon shipment. Maintenance contract revenue and grant revenue are recognized ratably over the term of the contract or grant. The Company records funds received from customers but not yet earned under the terms of the contracts as deferred revenue.

PRODUCT WARRANTIES

The Company provides a one-year warranty for parts and labor on all hardware products. Expected future product warranty expense is recorded when a product is sold.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

ADVERTISING

The Company expenses the costs of advertising when the costs are incurred. Advertising expense was $99 and $25 for the years ended December 31, 1996 and 1995, respectively.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

NET LOSS PER COMMON AND COMMON EQUIVALENT SHARES

Net loss per share is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period. Outstanding options and warrants are anti-dilutive and therefore are assumed not to be common stock equivalents due to the reported net losses.


                                                                     (Continued)

                            ADAPTIVE SOLUTIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT DATA)


FINANCIAL INSTRUMENTS

The Company enters into forward foreign exchange contracts as a hedge against foreign currency purchase commitments. At December 31, 1996, the Company had no forward contracts outstanding and, at December 31, 1995, the Company had forward contracts outstanding of $311 to buy Japanese yen. These contracts mature on the date due of the related invoice. At December 31, 1995, the recorded value and the fair value of the Company's foreign exchange position related to these contracts was approximately zero. The fair value of these contracts was calculated based on dealer quotes. The Company does not anticipate non-performance by the counterparties to these contracts.

At December 31, 1996, the Company had no letters of credit outstanding to purchase inventory, compared to $311 outstanding at the end of fiscal 1995. The contract amount of the letters of credit is a reasonable estimate of the fair value since the value for each is fixed over the life of the commitment.

The carrying amounts of cash equivalents, trade receivables, accounts payable and short-term borrowings approximate fair value because of the short-term nature of these instruments. The fair value of long-term obligations under capital lease was estimated by discounting the future cash flows using market interest rates and does not differ significantly from that reflected in the financial statements.

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

STOCK OPTION PLAN

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                                                                     (Continued)

                            ADAPTIVE SOLUTIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT DATA)


RECLASSIFICATIONS

Certain reclassifications have been made to the 1994 and 1995 financial statements to conform with the 1996 presentation.

NOTE 2:  INVENTORY

Inventory, net of reserves for obsolete inventory of $191 and $147 at December 31, 1996 and 1995, consists of the following:

                                                         DECEMBER 31,
                                                   ------------------------
                                                      1996           1995
                                                   ---------      ---------

          Raw materials. . . . . . . . . . . . .   $   1,001      $   2,339
          Work in process. . . . . . . . . . . .           -            342
          Finished goods . . . . . . . . . . . .           6            204
                                                   ---------      ---------
                                                   $   1,007      $   2,885
                                                   ---------      ---------
                                                   ---------      ---------

NOTE 3:  FIXTURES AND EQUIPMENT

Fixtures and equipment consist of the following:

                                                         DECEMBER 31,
                                                   ------------------------
                                                      1996           1995
                                                   ---------      ---------

          Equipment. . . . . . . . . . . . . . .   $   2,600      $   2,515
          Fixtures . . . . . . . . . . . . . . .         131            146
          Software . . . . . . . . . . . . . . .       1,096          1,065
          Leasehold improvements . . . . . . . .          22             24
                                                   ---------      ---------
                                                       3,849          3,750

          Less accumulated
            depreciation and amortization. . . .      (2,512)        (1,996)
                                                   ---------      ---------
              Net fixtures and equipment . . . .   $   1,337       $  1,754
                                                   ---------      ---------
                                                   ---------      ---------


                                                                     (Continued)

                            ADAPTIVE SOLUTIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT DATA)


NOTE 4:  ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                          DECEMBER 31,
                                                   ------------------------
                                                       1996         1995
                                                   ---------      ---------
     Accrued vacation and personal leave . . . .   $     102      $     375
     Accrued warranty costs. . . . . . . . . . .         179            244
     Accrued sales return reserve. . . . . . . .         188            547
     Accrued restructuring expenses. . . . . . .         951              -
     Other . . . . . . . . . . . . . . . . . . .         206             43
                                                   ---------      ---------
       Total accrued expenses. . . . . . . . . .   $   1,626      $   1,209
                                                   ---------      ---------
                                                   ---------      ---------

During the second quarter of 1996, management and the Board of Directors of the Company authorized and committed the Company to a restructuring of its organizational and product strategies. The restructuring included discontinuing production of chips from raw wafers and closing the California manufacturing facility. Additionally, a certain product line was discontinued. The Company recorded costs of $2,817 associated with these changes. The costs were charged to the related expense categories. The primary components of this charge related to employee termination costs ($521), lease termination costs ($200), reserves for inventory ($1,056) and fixtures and equipment write-downs ($1,040).

The employee termination costs related to twenty-seven employees, primarily chip development and design engineers, manufacturing staff and certain sales and marketing staff, and were all paid during the year. At December 31, 1996, there was $951 of accrued restructuring costs relating to lease termination costs ($200) and property and equipment ($751). All other costs had been charged against the restructuring reserve in fiscal 1996.

NOTE 5:  STOCKHOLDERS' EQUITY

COMMON STOCK

The Company has the right to repurchase common stock of former employees within three years of termination of employment if confidentiality or non-competition agreements, if any, have been breached by the former employee. The repurchase price for such shares is the original purchase price.

                                                                     (Continued)

                            ADAPTIVE SOLUTIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT DATA)


At December 31, 1996, the Company has reserved shares of common stock for issuance as follows:

   Issuance to employees under employee stock purchase plan. . . . . .      150
   Issuance to employees and consultants under option plans. . . . . .    1,800
                                                                         ------
                                                                          1,950
                                                                         ------
                                                                         ------
WARRANTS

At December 31, 1996, warrants to purchase 1,614 shares of the Company's common stock were outstanding. Each warrant entitles the registered holder thereof to purchase 1.26 shares of the Company's common stock for $6.393. The warrant exercise prices are subject to adjustment under certain circumstances. The warrants are subject to redemption by the Company at $.05 per warrant on 30 days' prior written notice to the warrant holders (i) if the closing bid price of the common stock as reported on NASDAQ averages in excess of 150% of the then current exercise price of the warrants for a period of 20 consecutive trading days ending within 15 days of the notice of redemption, or (ii) with the prior written consent of the underwriter.

The following warrants are also outstanding at December 31, 1996:

     1) Warrants to purchase 75 shares of the common stock for $3.375 per share. These warrants expire November 23, 1999.

     2) Warrants to purchase 3 shares of common stock which were issued in conjunction with certain capital lease obligations. These warrants are exercisable through November 3, 1998 at an exercise price of $18.00 per share.

     3) 67 warrants that entitle the registered holder thereof to purchase, for $11.40, a "unit" comprised of 2.53 shares of common stock and 1 warrant to purchase 1 share of common stock. These warrants expire November 3, 1998.

NOTE 6:  EMPLOYEE STOCK PURCHASE PLAN

In 1993, the Company adopted an employee stock purchase plan (the Plan) whereby a total of 150 shares of common stock have been reserved for issuance pursuant to the Plan. The Plan permits eligible employees to purchase common stock of the Company through payroll deductions, which may not exceed 10% of an employee's base compensation, including commissions, bonuses, and overtime, at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period as defined in the Plan. No shares had been issued under the plan as of December 31, 1996.


                                                                     (Continued)

                            ADAPTIVE SOLUTIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT DATA)


NOTE 7:  STOCK OPTION PLANS

The Company has an incentive stock option plan. Options granted pursuant to this plan may be either incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options, at the discretion of the Board. Options granted under the plan must be exercised within three months of the individual's termination of employment with the Company and within ten years of the date of the grant. Option prices are generally not less than the fair market value of the shares at the date of the grant. At the time of the exercise of the option, all optionees must grant the Company or its designee a right of first refusal with respect to all transfers.

The Company has computed the value of all options granted during 1996 and 1995 using the Black-Scholes pricing model as prescribed under SFAS No. 123 for pro forma disclosure purposes. The following weighted average assumptions were used for the grants made in 1996 and 1995: risk free interest rate of 6%, expected life of 1.84 years, dividend rate of zero percent, and expected volatility of 85.4%.

The total value of options granted during 1996 and 1995 was computed at $600 and $518, respectively. The options granted in 1995 have four-year vesting schedules and compensation would be amortized on a pro forma basis over that period. The options granted in 1996 have either a four-year or a one-year vesting schedule and compensation would be amortized on a pro forma basis over the respective period. The weighted average fair value of options granted during 1996 and 1995 was $.83 and $4.03 per shares, respectively. If the Company had accounted for these compensation costs in accordance with SFAS
No. 123, the Company's net loss and pro forma net loss per share would have increased by the following pro forma amounts:

                                                         1996           1995
                                                     ---------      ---------
     Net loss:
       As reported . . . . . . . . . . . . . . . .   $   (5,550)    $   (3,412)
       Pro forma . . . . . . . . . . . . . . . . .       (5,811)        (3,464)

     Net loss per share:
       As reported . . . . . . . . . . . . . . . .         (.82)          (.61)
       Pro forma . . . . . . . . . . . . . . . . .         (.86)          (.62)


                                                                     (Continued)

                            ADAPTIVE SOLUTIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT DATA)


The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to January 1, 1995, and additional awards are expected in future years. At December 31, 1996, options for 847 shares were outstanding with exercise prices of $.30-$6.50, a weighted average exercise price of $1.08 and a remaining weighted average contractual life of 8.92 years and 447 shares were available for future grant. At December 31, 1996, options to purchase 406 shares at a weighted average exercise price of $.87 were exercisable. Stock options outstanding and transactions involving the stock option plan are summarized as follows:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                           NUMBER    EXERCISE
                                                         OF SHARES    PRICE
                                                         ---------   --------
     Options outstanding at December 31, 1994. . . . .        972    $   1.01

     Options:
       Granted . . . . . . . . . . . . . . . . . . . .        331        5.91
       Exercised . . . . . . . . . . . . . . . . . . .       (146)        .71
       Expired . . . . . . . . . . . . . . . . . . . .        (39)       3.59
       Canceled. . . . . . . . . . . . . . . . . . . .          -           -
                                                          -------      -------
     Options outstanding at December 31, 1995. . . . .      1,118        1.78

     Options:
       Granted . . . . . . . . . . . . . . . . . . . .      1,085        2.58
       Exercised . . . . . . . . . . . . . . . . . . .       (312)        .76
       Expired . . . . . . . . . . . . . . . . . . . .       (714)       4.07
       Canceled. . . . . . . . . . . . . . . . . . . .       (330)       4.19
                                                          -------      -------
     Options outstanding at December 31, 1996. . . . .        847     $  1.08
                                                          -------      -------
                                                          -------      -------

The options outstanding and exercisable consist of two primary exercise price pools. There are 222 options outstanding with weighted average exercise prices of $.40 and remaining contractual lives of 5.73 years and there are 625 options outstanding with a weighted average exercise price of $1.38 and remaining contractual lives of 9.40 years. There are 213 options exercisable with a weighted average exercise price of $.40 and there are 193 options exercisable with a weighted average exercise price of $1.44.

                                                                     (Continued)

                            ADAPTIVE SOLUTIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT DATA)

NOTE 8:  INCOME TAXES

The difference between the expected tax expense (benefit), computed by applying the federal statutory rate of 34% to income (loss) before taxes, and the actual tax expense (benefit) of $-0- is primarily due to the increase in the valuation allowance for deferred tax assets.

At December 31, 1996, the Company has net operating loss carryforwards of approximately $24,250 to offset against future income for federal and state tax purposes. These carryforwards expire in 2003 through 2011.

The Company's ability to use its net operating loss carryforwards to offset future taxable income is subject to annual restrictions contained in the United States Internal Revenue Code of 1986, as amended (the Code). These restrictions act to limit the Company's future use of its net operating losses following certain substantial stock ownership changes enumerated in the Code and referred to hereinafter as an "ownership change."

A provision of the Tax Reform Act of 1986 required the utilization of net operating losses and credits be limited when there is a change of more than 50% in ownership of the Company. Such a change occurred with the sale of preferred stock in 1990 and the initial public offering in 1993. Accordingly, the utilization of the net operating loss carryforwards generated from periods prior to August 21, 1990 and the period from August 22, 1990 to November 1, 1993 is limited; the amounts subject to the limitation are approximately $1,109 and $10,732, respectively.

Additionally, the completion of private placement offerings in 1994, 1995 and 1996 may have constituted a change of ownership that will further limit the use of net operating loss carryforwards to offset future taxable income. No analysis has been performed by the Company to determine whether such ownership change has occurred or to what extent the use of net operating loss carryforwards to offset future taxable income may be limited.

At December 31, 1996, the Company is in a net deferred tax asset position resulting primarily from net operating loss carryforwards and has recorded a valuation allowance for all deferred tax assets in excess of existing deferred liabilities. The Company's deferred tax position at December 31, 1996 and 1995 is as follows:

                                                            1996       1995
                                                         --------     -------
     Current deferred tax assets . . . . . . . . . . .   $    797     $   798
     Valuation allowance . . . . . . . . . . . . . . .       (797)       (798)
     Non-current deferred tax assets . . . . . . . . .      9,430       6,860
     Valuation allowance . . . . . . . . . . . . . . .     (9,267)     (6,751)
     Non-current deferred tax liabilities. . . . . . .       (163)       (109)
                                                          -------      -------
     Net deferred taxes. . . . . . . . . . . . . . . .    $     -     $     -


                                                                     (Continued)

                            ADAPTIVE SOLUTIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT DATA)


The total valuation allowance for deferred tax assets as of December 31, 1996 and 1995 was $10,064 and $7,549, respectively. The net change in the total valuation allowance for the years ended December 31, 1996 and 1995 was an increase of $2,515 and $1,221, respectively.

NOTE 9:  COMMITMENTS

LEASES

The present value of future minimum capital lease payments as of December 31, 1996 and future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) are:

                                                         CAPITAL      OPERATING
                                                          LEASES       LEASES
                                                         -------      ---------
     Year ending December 31:
     1997. . . . . . . . . . . . . . . . . . . . . . .    $   503      $  193
     1998. . . . . . . . . . . . . . . . . . . . . . .        257         134
     1999. . . . . . . . . . . . . . . . . . . . . . .         15          50
     2000. . . . . . . . . . . . . . . . . . . . . . .          -           -
     2001 and thereafter . . . . . . . . . . . . . . .          -           -
                                                          -------      ------
          Total minimum lease payments . . . . . . . .        775      $  377
                                                                       ------
                                                                       ------

     Less amount representing interest (at rates
       ranging from 6% to 15%) . . . . . . . . . . . .         69
                                                          -------
               Present value of net minimum capital
                    lease payments . . . . . . . . . .        706

     Less current portion. . . . . . . . . . . . . . .        447
                                                            -----
               Capital lease obligations, less current
                     portion . . . . . . . . . . . . .      $ 259
                                                            -----
                                                            -----

Total rental expense for operating leases was $227, $380 and $290 for 1996, 1995 and 1994, respectively.

                                                                     (Continued)

                            ADAPTIVE SOLUTIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT DATA)


The amount of equipment which is secured by capital leases as of December 31, 1996 and 1995 was $2,060 and $1,833 less accumulated amortization of $1,061 and $819, respectively.

The Company subleases a facility to a non-affiliated private company for $6 per month. Total sublease rentals to be received are $73, $74 and $50 for the years ending December 31, 1997, 1998 and 1999, respectively.

INVENTORY

Certain component's of the Company's products are available from only a limited number of sources. Although to date the Company has generally been able to obtain adequate supplies of these components, the Company obtains these components on a purchase order basis and does not have long-term contracts with any of its suppliers. The Company's inability in the future to obtain sufficient sole or limited-source components, or to develop alternative sources, could result in delays in product introduction or shipments, and increased component prices could negatively affect the gross margins, either of which could have a material adverse effect on the Company's results of operations.

NOTE 10:  SUMMARY OF NON-CASH TRANSACTIONS

During the years ended December 31, 1996, 1995 and 1994, the Company entered into capital lease obligations amounting to approximately $227, $1,006 and $192, respectively, to acquire fixtures and equipment.

NOTE 11:  GEOGRAPHIC INFORMATION

Net product and other revenues, by geographic region, were as follows:

                                                  YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1996          1995        1994
                                                ----          ----        ----

     United States . . . . . . . . . . .     $  4,898      $  6,095    $  2,267
     Europe. . . . . . . . . . . . . . .          434         4,519       1,268
     Asia and Pacific Rim. . . . . . . .        1,943           163         512
                                             --------     ---------    --------

               Total revenues. . . . . .     $  7,275     $  10,777    $  4,047
                                             --------     ---------    --------
                                             --------     ---------    --------

                                                                     (Continued)

                            ADAPTIVE SOLUTIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT DATA)

NOTE 12:  MAJOR CUSTOMERS

Aggregate revenues for two significant customers were 31%, 75% and 35% of total revenues for the years ended December 31, 1996, 1995 and 1994, respectively. Related receivables from such customers were 7% and 68% of trade accounts receivable at December 31, 1996 and 1995, respectively.

NOTE 13:  RELATED PARTIES

A letter agreement between the Company and an entity owned by the Chairman of the Company's Board of Directors entered into in December 1992 provides that the Company is to pay $4 per month in connection with business consulting services provided to the Company by the Chairman.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Adaptive Solutions, Inc.:


We have audited the accompanying balance sheets of Adaptive Solutions, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adaptive Solutions, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                            KPMG PEAT MARWICK LLP


Portland, Oregon
February 7, 1997

                            ADAPTIVE SOLUTIONS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)




                                                                         ADDITIONS
                                                                         CHARGED TO
                                                         BEGINNING        COSTS AND                    ENDING
                DESCRIPTION                               BALANCE         EXPENSES     DEDUCTIONS      BALANCE
                -----------                              --------        -----------   ----------      --------
YEAR ENDED DECEMBER 31, 1994:
     Accrued warranty and upgrade costs. . . . . .        $   372        $   101        $   385        $    88
     Reserve for obsolete inventory. . . . . . . .             10             95              5            100
     Allowance for doubtful accounts . . . . . . .              -            116             41             75

YEAR ENDED DECEMBER 31, 1995:
     Accrued sales return reserve. . . . . . . . .        $     -         $  607         $   60        $   547
     Accrued warranty costs. . . . . . . . . . . .             88            403            247            244
     Reserve for obsolete inventory. . . . . . . .            100            143             96            147
     Allowance for doubtful accounts . . . . . . .             75             60             55             80

YEAR ENDED DECEMBER 31, 1996:
     Accrued sales return reserve. . . . . . . . .        $   547         $  188         $  547         $  188
     Accrued warranty costs. . . . . . . . . . . .            244            179            244            179
     Reserve for obsolete inventory. . . . . . . .            147          1,059          1,015            191
     Allowance for doubtful accounts . . . . . . .             80            100              -            180

                            ADAPTIVE SOLUTIONS, INC.

                    Consent and Independent Auditors' Report
                  on Financial Statement Schedule for Inclusion
                                  in Form 10-K

                                December 31, 1996

                              Dated March 31, 1997

                    CONSENT AND INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE




The Board of Directors
Adaptive Solutions, Inc.:


The audits referred to in our report dated February 7, 1997 included the related financial statement schedule as of December 31, 1996, and for each of the years in the three-year period ended December 31, 1996, as listed in Item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We consent to the incorporation by reference in the Registration Statements Nos. 33-86890, 33-67882 and 33-94586 on Form S-3 and No. 33-80040 on Form S-8 of
Adaptive Solutions, Inc. of our reports dated February 7, 1997 relating to the balance sheets of Adaptive Solutions, Inc. as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity, and cash flows and related schedule for each of the years in the three-year period ended
December 31, 1996, which report appears in the December 31, 1996 annual report on Form 10-K of Adaptive Solutions, Inc.



                                          KPMG PEAT MARWICK LLP


Portland, Oregon
March 26, 1997