Form 10-Q
period 1997-03-31
ADAPTIVE SOLUTIONS INC
filed 1997-05-14
CIK 873952

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended     MARCH 31, 1997
                                  ----------------

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

                                                     [X] Yes  [ ] No

              Number of shares of common stock outstanding as of
                               March 31, 1997:
                        6,987,864 SHARES, NO PAR VALUE
                        ------------------------------

                               ADAPTIVE SOLUTIONS, INC.

                                  Index to Form 10-Q


PART I FINANCIAL INFORMATION
                                                           PAGE NO.
                                                           --------
Item 1. Financial Statements

        Balance Sheets as of March 31, 1997
        and December 31, 1996                                 3

        Statements of Operations for the three months
        ended March 31, 1997 and 1996                         4

        Statements of Cash Flows for the
        three months ended March 31, 1997 and 1996            5

        Notes to Condensed Financial Statements               6-7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations         8-13


PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                      14


SIGNATURES                                                    15

                           ADAPTIVE SOLUTIONS, INC.
                                BALANCE SHEETS
                                (IN THOUSANDS)
                                 (UNAUDITED)


                                               March 31,    December 31,
                                                 1997           1996
                                               ---------    ------------

ASSETS
Current assets:
   Cash and cash equivalents                    $  3,263       $  3,612
   Short-term investments                            337              0
   Trade accounts receivable, net                  1,171          1,084
   Inventory, net                                    774          1,007
   Prepaid expenses                                   24             33
       Total current assets                        5,569          5,736
                                                --------       --------

Property and equipment - net                         423          1,337
Other assets                                         148            139
                                                --------       --------
                                                $  6,140       $  7,212
                                                --------       --------
                                                --------       --------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                             $    113       $    115
   Accrued expenses                                1,011          1,626
   Current portion of capital lease obligations      415            447
   Deferred revenue                                  411            720
                                                --------       --------
      Total current liabilities                    1,950          2,908

Capital lease obligations, less current portion      164            259
Notes payable                                        247              0
                                                --------       --------

Stockholders' equity:
   Common stock, no par value.  Authorized
   30,000 shares; issued and outstanding 6,988
   shares and 6,961 shares at March 31, 1997 and
   December 31, 1996, respectively                31,117         31,104
 Accumulated deficit                             (27,338)       (27,059)
                                                --------       --------
   Total stockholders' equity                      3,779          4,045
                                                --------       --------
                                                $  6,140       $  7,212
                                                --------       --------
                                                --------       --------

       See accompanying notes to condensed financial statements.

                             ADAPTIVE SOLUTIONS, INC.
                             STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                                 Three months ended March 31

                                                    1997          1996
                                                  --------      --------
REVENUE:
  Net product revenue                             $  676         $  3,348
  Research and development revenue                    49              483
                                                  ------         --------
TOTAL REVENUE                                        725            3,831

OPERATING COSTS AND EXPENSES
  Cost of product revenue                            240            2,134
  Research and development                           284              931
  Sales and marketing                                202              812
  General and administrative                         285              487
                                                  ------         --------

TOTAL OPERATING COSTS AND EXPENSES                 1,011            4,364
                                                  ------          -------
OPERATING LOSS                                      (286)            (533)

Interest income                                       34               26
Interest expense & other income                      (17)             (42)
Gain\(Loss) on sale of asset                          (9)               0
                                                  ------          -------

NET LOSS                                          $ (278)         $  (549)
                                                  ------          -------
                                                  ------          -------

Net loss per common and common equivalent
share                                             $ (0.04)        $ (0.08)
                                                  -------         -------
                                                  -------         -------
Weighted average common and common
equivalent shares outstanding                       6,972           6,459
                                                   ------          ------
                                                   ------          ------

           See accompanying notes to condensed financial statements.

                            ADAPTIVE SOLUTIONS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                    1997            1996
                                                   ------          ------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                       $  (278)        $  (549)
   Adjustments to reconcile net loss to cash
     provided/(used in) operating activities:
     Depreciation and amortization                     74             151
     Loss on sale of asset                              8               0
     Amortization of unearned compensation              0              10
   Changes in assets and liabilities:
     Short-term investment                           (337)              0
     Trade accounts receivable                        (87)          1,616
     Inventory                                        233             559
     Prepaid expenses                                   9              37
     Accounts payable                                  (2)           (191)
     Accrued expenses                                (615)           (375)
     Deferred revenue                                (309)            (21)
                                                  -------         -------
       Net cash provided/(used in)
       operating activities                        (1,312)          1,237

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets                          869
Purchases of property and equipment                   (30)           (186)
Purchases of other assets                              (9)             --
                                                  -------         -------
       Net cash provided by(used in)
       investing activities                           830            (186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net            13           2,290
Proceeds from (payments on) capital lease
  obligations                                        (127)            106
Proceeds from issuance of notes payable               247               0
Proceeds from line of credit, net                       0             438
                                                  -------         -------
       Net cash provided by financing activities      133           2,834
                                                  -------         -------

NET INCREASE(DECREASE) IN CASH AND
   CASH EQUIVALENTS                                  (349)          3,885

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              3,612             974
                                                 --------         -------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                     $  3,263         $ 4,859
                                                 --------         -------
                                                 --------         -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION -
     Cash paid for interest                       $    17         $    41
                                                  -------         -------
                                                  -------         -------

         See accompanying notes to condensed financial statements.

                           ADAPTIVE SOLUTIONS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company in conformity with generally accepted accounting principles for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed, therefore, these financial statements should be read in conjunction with the Company's 1996 annual report to stockholders filed with the Securities and Exchange Commission. In the opinion of management, the condensed financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

INVENTORIES

Inventories are valued at the lower of cost or market with cost determined on the average cost method. The components of inventories are as follows:

                                          March 31, 1997    December 31, 1996
                                          --------------    -----------------
                                            (unaudited)
Finished goods                               $     14           $       6
Work in process                                     2                   0
Raw materials                                     949               1,192
Reserve for obsolete inventory                   (191)               (191)
                                             --------           ---------
                                             $    774           $   1,007
                                             --------           ---------
                                             --------           ---------


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


COMMITMENTS

The Company purchases some of its inventory through the use of letters of credit. At March 31, 1997, the Company had letters of credit outstanding in the amount of $27.


NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

Net loss per share is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period. Outstanding options and warrants are assumed not to be common stock equivalents due to the reported net losses.


RESTRUCTURING

During the second quarter of 1996, management and the Board of Directors of the Company authorized and committed the Company to a restructuring of its organizational and product strategies. The restructuring included discontinuing production of chips from raw wafers and closing the California manufacturing facility. Additionally, a certain product line was discontinued. The Company recorded costs of $2,817 associated with these changes. The costs were charged to the related expense categories. The primary components of this charge related to employee termination costs ($521), lease termination costs ($200), reserves for inventory ($1,056) and fixtures and equipment writedowns ($1,040). At March 31, 1997 there was $379 of accrued restructuring costs relating to lease termination costs ($182) and property and equipment ($197). All other costs had been charged against the restructuring reserve.

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


OVERVIEW

Adaptive Solutions, Inc., (the "Company"), incorporated in Oregon in 1988, designs and markets high performance image recognition solutions targeted at the transportation, finance, and health care industries. As of March 31, 1997, the Company had an accumulated deficit of $27,338,000. For the three months ended March 31, 1997, the Company incurred a net loss of $278,000.

The parallel processing, image processing, recognition knowledge, and applied expertise that is incorporated in the Company's current products provides the basis for the Company's strategy. Key elements of the strategy include: 1) a focus on high performance image recognition applications, including accelerated data entry for forms processing in the transportation, medical and finance markets, 2) development of partnerships with software and other companies with expertise in optical character recognition ("OCR") and related imaging application areas; 3) development of high performance programmable image and recognition processing engine products for Windows NT and Intel CPU based server and embedded systems environments, and 4) a gradual transition from the Company's proprietary CNAPS processor to parallel processing microprocessors being brought to market by Motorola, Inc.("Motorola") and Intel Corporation ("Intel"). The parallel processing chip to be produced by Motorola, the "VeComP" chip, uses architecture purchased from the Company. The Company anticipates building image recognition systems using these processors. Two vertical markets targeted for this technology are: high volume business forms and package label processing. In addition, the Company will focus on enhancing horizontal markets for programmable PC based image recognition engines running under Windows NT. The Company has also announced its direction to vigorously pursue external relationships to formulate key partnerships. The Company feels these partnerships will have a positive affect on the Company's ability to deliver value added solutions to customers by leveraging sales channels, products, and technologies.* The company has formed two such partnerships with software companies, Mitek Systems of San Diego, California ("Mitek"), and Mimetics S.A. of Paris, France ("Mimetics"). These partnerships will initially be used to create products that provide significantly higher performance hand print and machine print Intelligent Character Recognition ("ICR") capabilities. The products developed will be sold to the financial and medical forms processing markets by Mitek and Mimetics, and to express courier, postal applications, and broader image processing and recognition rich application domains by the Company.*

In order to become profitable, the Company must successfully develop these new products, obtain market acceptance for the products, obtain design wins for incorporation of its board level products into developers' OEM systems, develop sufficiently higher sales volumes and manufacturing efficiencies, manage its operating expenses and capability.* There can be no assurance that the Company will meet any of these objectives or achieve profitability. The Company expects that operating losses will continue at least through the first half of 1997.


REVENUES

Net product revenue for the three months ended March 31, 1997 of $676,000 consisted of the sale of CNAPS and PCI-XL boards and software. Included, in the quarter ending March 31, 1997 is revenue of $300,000 in connection with the sale and license of technology to a major customer. Revenue from the board products is recognized at the time of product shipment. Revenue from the software and maintenance agreements is deferred and recognized over the life of the agreement. Net product revenue for the comparable period in 1996 was $3,348,000.

The Company's future success and its ability to continue operations will depend in substantial part on its ability to significantly maintain and increase sales of its existing products and products to be developed under its revised product strategy.* There can be no assurance that the Company will be able to generate significant additional sales or maintain sales at current or historical levels; failure to do so would have a material adverse effect on the Company's financial position and results of operations.

Research and development revenue for the three months ended March 31, 1997 was $49,000. For the comparable period in 1996, research and development revenue was $483,000. Research and development revenue for the three months ended March 31, 1997 was generated primarily from technology development contracts with a large aerospace company. Research and development revenue for the three months ended March 31, 1996 was largely attributable to technology development contracts with the U.S. Government.

International sales totaled $75,000 (10% of total revenue) for the three months ended March 31, 1997. For the comparable period in 1996, international sales were $591,000 (15% of total revenue). The percentage of international revenues to total revenues has decreased slightly as a result of the Company's decision to discontinue the PowerShop product in 1996.

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


COST OF PRODUCT REVENUE

The cost of  product revenue for the three months ended March 31, 1997 and
1996 was $240,000 and $2,134,000, respectively.   The cost of product revenue
consists of direct manufacturing costs, overhead costs associated with the manufacturing operations in Beaverton, Oregon, provisions for warranty costs, and reserves for inventory obsolescence and return. The decrease in cost for the three months ended March 31, 1997 was due mainly to the decrease in revenues and the reduced overhead associated with the shutdown of the California manufacturing site.

Cost of product revenue could be negatively affected in future periods due to a number of factors, including problems with component supplies, variability of component cost, product quality or reliability problems or other factors. Additionally, the shutdown of the Company's Sunnyvale, California manufacturing site which manufactured the Company's proprietary CNAPS processors from silicon wafer has led the Company to outsource the testing of the CNAPS processors. The transition of this part of the manufacturing process may lead to increased processor costs. In addition, the Company purchases many of its components from Japanese manufacturers and pricing for these components is generally in yen. When the value of the yen increases relative to the dollar, the cost to the Company of these components increases correspondingly. Accordingly, future increases in the value of the yen relative to the dollar could adversely affect the Company's gross margins or make the prices of the Company's products less competitive.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses of $284,000 for the three months ended March 31, 1997 were associated with the development of high performance image recognition applications for the forms processing market and the development of image processing and recognition engines for server and embedded systems environments. Research and development expenses were $931,000 for the comparable period in 1996. The research and development focus has been shifted toward forms processing solutions utilizing application software from Mitek Systems and Mimetics S.A. and software developed by the Company. The reduction in expenses for the three months ended March 31, 1997 were a result of the Company's new organizational structure, revised product strategy, and decreased compensation and development expenses associated with the termination of the development of the Company's next generation processor.

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


SALES AND MARKETING EXPENSES

Sales and marketing expenses for the three months ended March 31, 1997 and 1996 were $202,000 and $812,000, respectively. Sales and marketing expenses are primarily comprised of labor costs, sales commissions, and promotion, and customer literature. Commissions generally vary with sales volume. The level of spending for promotion and literature costs is largely dependent on the level of promotion for new products. The decrease in sales and marketing expenses from the prior year consists of decreases in advertising, promotion, personnel, travel, sales samples, and commission related to lower sales levels.

The Company believes that effective sales and marketing activities are critical to any future growth in sales; accordingly, if resource constraints cause the Company to allocate resources away from these activities, the Company's future financial position and results of operations could be adversely affected.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 1997 were $285,000 as compared to $487,000 for the same period in 1996. The primary components of these expenses are salaries, insurance and fees related to legal, accounting and consulting services. The decreased level of expense from the prior year was primarily due to a reduction in personnel and reduced costs associated with the Company's information systems services.

INTEREST INCOME AND EXPENSE

Interest income for the three months ended March 31, 1997 and 1996 was $34,000 and $26,000, respectively. Interest income varies depending upon the cash balances and prevailing interest rates from period to period. Interest expense for the three months ended March 31, 1997 and 1996 was $17,000 and $42,000, respectively. In 1997 interest expense was mainly due to the Company's capital lease obligations while in 1996 interest expense was primarily attributable to the Company's line of credit and capital lease obligations. The Company has not entered into additional capital lease obligations in the current year.


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

As of March 31, 1997, the Company had established capital leases with two major equipment leasing companies at effective interest rates ranging from 10% to 21%. The aggregate principal amount outstanding under these capital leases, including the current portion, totaled $579,000 as of March 31, 1997. Although the Company has no material commitments to purchase capital equipment, the Company may need to expend significant additional amounts for capital equipment in connection with its change in product strategy. The Company's cash and cash equivalents at March 31, 1997 were $3,263,000, a decrease of $349,000 from the cash and cash equivalents balance of $3,612,000 at December 31, 1996. The Company's working capital at March 31, 1997 was $3,619,000, an increase of $791,000 from the working capital balance of $2,828,000 at December 31, 1996. The Company expects that it may need additional funding in the future, although it is unable to predict the precise amount or date that such funding will be required.

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


NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings per Share". This statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly lower than the currently presented net income per share.

The Company plans to adopt SFAS No. 128 in the fourth quarter of 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of this Statement.

                             PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  EXHIBITS

              None

         (b)  REPORTS ON FORM 8-K

              None

                                      SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ADAPTIVE SOLUTIONS, INC.
                                      ----------------------------
                                               (Registrant)



DATE:  MAY 11, 1997                     BY  /S/ DANIEL J. MEUB
     ----------------                      --------------------------------
                                                DANIEL J. MEUB
                                                PRESIDENT AND
                                                CHIEF EXECUTIVE OFFICER



                                        BY /S/  RICHARD L. BOONSTRA
                                           --------------------------------
                                                RICHARD L. BOONSTRA
                                                CORPORATE CONTROLLER AND
                                                PRINICIPAL FINANCIAL OFFICER