Form 10-Q
period 1997-06-30
ADAPTIVE SOLUTIONS INC
filed 1997-08-13
CIK 873952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

Commission File Number 0-22472

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

                                                         [X] Yes  [ ] No

               Number of shares of common stock outstanding as of
                                 June 30, 1997:
                         6,987,864 shares, no par value

                            ADAPTIVE SOLUTIONS, INC.

                               Index to Form 10-Q


PART I FINANCIAL INFORMATION
                                                                   Page No.
                                                                   --------

Item 1. Financial Statements

        Balance Sheets as of
        June 30, 1997 and December 31, 1996                              3

        Statements of Operations for the
        three months and six months ended June 30, 1997 and 1996         4

        Statements of Cash Flows for the
        six months ended June 30, 1997 and 1996                          5

        Notes to Condensed Financial Statements                          6-7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                    8-13


PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                               14

Item 6.  Exhibits and Reports on Form 8-K                                14-15


SIGNATURES                                                               16

                            ADAPTIVE SOLUTIONS, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)




                                                   June 30,     December 31,
                                                     1997          1996
                                                 -----------    -----------
                                                 (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                           $  2,752       $  3,612
Short-term investments                                   337             --
Trade accounts receivable, net                           990          1,084
Inventory, net                                           762          1,007
Prepaid expenses                                          20             33
                                                 -----------    -----------
   Total current assets                                4,861          5,736

Property and equipment - net                             415          1,337
Other assets                                             148            139
                                                 -----------    -----------
                                                    $  5,424       $  7,212
                                                 -----------    -----------
                                                 -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                    $     80       $    115
Accrued expenses                                       1,035          1,626
Current portion of capital lease
   obligations                                           361            447
Deferred revenue                                           3            720
                                                 -----------    -----------
   Total current liabilities                           1,479          2,908

Capital lease obligations, less current portion           90            259
Notes payable                                            247             --

Stockholders' equity:
Common stock, no par value.  Authorized 30,000
    shares; issued and outstanding 6,988 shares
    and 6,961 shares at June 30, 1997 and
    December 31, 1996, respectively                   31,117         31,104
Accumulated deficit                                  (27,509)       (27,059)
                                                 -----------    -----------
  Total stockholders' equity                           3,608          4,045
                                                 -----------    -----------
                                                    $  5,424       $  7,212
                                                 -----------    -----------
                                                 -----------    -----------


            See accompanying notes to condensed financial statements.

                            ADAPTIVE SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                   Three months ended            Six months ended
                                        June 30,                      June 30,
                              -------------------------------------------------------
                                   1997           1996           1997           1996
                                   ----           ----           ----           ----
                              ----------     ----------     ----------     ----------
REVENUE:
  Net product revenue           $    606     $    976        $  1,282       $  4,327
  Research and development
    revenue                          233          507             282            987
                                --------     --------        --------       --------

TOTAL REVENUE                        839        1,483           1,564          5,314

OPERATING COSTS AND EXPENSES
  Cost of product revenue            167        1,262             407          3,396
  Research and development           370          880             654          1,811
  Sales and marketing                246          538             448          1,350
  General and administrative         257        1,740             542          2,227
                                --------     --------        --------       --------

TOTAL OPERATING COSTS AND
EXPENSES                           1,040        4,420           2,051          8,784
                                --------     --------        --------       --------

OPERATING LOSS                      (201)      (2,937)           (487)        (3,470)

Interest income                       32           53              66             80
Interest expense                      (2)         (21)            (19)           (62)
Loss on sale of asset                 --           --              (9)            --
                                --------     --------        --------       --------
NET LOSS                        $   (171)    $ (2,905)       $   (449)      $ (3,452)
                                --------     --------        --------       --------
                                --------     --------        --------       --------

Net loss per common
and common equivalent
share                           $  (0.02)    $  (0.43)       $  (0.06)      $  (0.53)
                                --------     --------        --------       --------
                                --------     --------        --------       --------

Weighted average common
and common equivalent
shares outstanding                 6,988        6,763           6,980          6,519
                                --------     --------        --------       --------
                                --------     --------        --------       --------


            See accompanying notes to condensed financial statements.

                            ADAPTIVE SOLUTIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       Six months ended June 30,
                                                       -------------------------
                                                             1997         1996
                                                             ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $   (449)    $ (3,452)
  Adjustments to reconcile net loss to cash used by
     operating activities:
     Depreciation and amortization                            158          284
     Loss on sale of asset                                      9           --
     Amortization of unearned compensation                     --           17
  Changes in assets and liabilities:
     Short-term investment                                   (337)          --
     Trade accounts receivable                                 94        3,040
     Inventory                                                245          650
     Prepaid expenses and other assets                         13          247
     Accounts payable                                         (35)        (767)
     Accrued expenses                                        (591)         830
     Deferred revenue                                        (717)         (20)
                                                         --------     --------
       Net cash provided by(used in) operating
          activities                                       (1,610)         829

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets                                 869           --
 Purchases of property and equipment                         (115)        (155)
 Purchase of other assets                                      (9)         (93)
                                                         --------     --------
       Net cash used in investing activities                  745         (248)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net                   13        2,394
 Payments on capital lease obligations                       (255)         (16)
 Proceeds from issuance of notes payable                      247           --
 Proceeds from line of credit                                  --          554
                                                         --------     --------
        Net cash provided by financing activities               5        2,932
                                                         --------     --------

NET INCREASE(DECREASE) IN CASH AND
   CASH EQUIVALENTS                                          (860)       3,513

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                      3,612          974
                                                         --------     --------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                             $  2,752     $  4,487
                                                         --------     --------
                                                         --------     --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION -
     Cash paid for interest                              $     19     $     62
                                                         --------     --------
                                                         --------     --------


            See accompanying notes to condensed financial statements.

                            ADAPTIVE SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed, therefore, these financial statements should be read in conjunction with the Company's 1996 annual report to stockholders filed with the Securities and Exchange Commission. In the opinion of management, the condensed financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

INVENTORIES

Inventories are valued at the lower of cost or market with cost determined on the average cost method. The components of inventories are as follows:

                                 June 30, 1997  December 31, 1996
                                 -------------  -----------------
                                   (unaudited)
Finished goods                          $   68          $    6
Work in process                             52               -
Raw materials                              898           1,192
Reserve for obsolete inventory            (256)           (191)
                                        ------          ------
                                        $  762          $1,007
                                        ------          ------
                                        ------          ------

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

RESTRUCTURING

During the second quarter of 1996, management and the Board of Directors of the Company authorized and committed the Company to a restructuring of its organizational and product strategies. The restructuring included discontinuing production of chips from raw wafers and closing the California manufacturing facility. Additionally, the Company's Powershop product line was discontinued. The Company recorded costs of $2,817 associated with these changes. The costs were charged to the related expense categories. The primary components of this charge related to employee termination costs ($521), lease termination costs ($200), reserves for inventory ($1,056) and property and equipment writedowns ($1,040). At June 30, 1997 there was $297 of accrued restructuring costs relating to lease termination costs ($160) and property and equipment ($137). All other costs had been charged against the restructuring reserve.

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


OVERVIEW

Adaptive Solutions, Inc., (the "Company"), incorporated in Oregon in 1988, designs and markets high performance automated data entry and image recognition solutions targeted at a range of applications. As of June 30, 1997, the Company had an accumulated deficit of $27,509,000. For the three months ended June 30, 1997, the Company incurred a net loss of $171,000.

During 1996 the Company made substantial changes to its strategy, and it has continued to refine the new strategy during 1997. Key elements of the strategy include: 1) a focus on applications requiring high performance automated data entry and image recognition in a range of industries, including medicine, transportation, and government; 2) development of high performance programmable image processing engine products for Windows NT and Intel CPU based server and embedded systems environments; 3) a gradual transition from the Company's proprietary CNAPS processor to parallel processing microprocessors being brought to market by Motorola, Inc.("Motorola") and Intel Corporation ("Intel"); and 4) development of relationships, through marketing agreements, investments or acquisitions, with other software and hardware companies with expertise in the image recognition area. The parallel processing chip to be produced by Motorola, the "VeComP" chip, uses architecture purchased from the Company. The company has developed software partnerships with two companies, Mitek Systems of San Diego, California ("Mitek"), and Mimetics S.A. of Paris, France ("Mimetics"), and is continuing to explore additional alliances that would further enhance the development of the Company's strategy.

In order to become profitable, the Company must successfully develop these new products, obtain market acceptance for the products, obtain design wins for incorporation of its board level products into developers' OEM systems, develop sufficiently higher sales volumes and manufacturing efficiencies, manage its operating expenses and capability.* There can be no assurance that the Company will meet any of these objectives or achieve profitability. The Company expects that operating losses will continue at least through the third quarter of 1997.

REVENUES

Total revenue of $839,000 for the three months ended June 30, 1997 included $400,000 from the sale and license of technology to a major customer and $233,000 from the Company's agreement with Northrop Grumman, under which the two companies are jointly developing an advanced image processing architecture. The Northrop Grumman contract is expected to generate additional revenue in the third quarter of 1997, but the technology sales and license revenue is not expected to continue in the near future.* The remaining revenue for the quarter ended June 30, 1997 consisted primarily of the sale of CNAPS and PCI-XL boards and software. Revenue from the comparable period in 1996 was $1,483,000.

For the six months ended June 30, 1997, total revenue of $1,564,000 consisted of $700,000 from the sale and license of technology to the major customer, $282,000 from the Northrop Grumman contract, and sales of CNAPS and PCI-XL boards and software. Revenue from the comparable period in 1996 was $5,314,000.

The Company's future success and its ability to continue operations will depend in substantial part on its ability to significantly maintain and increase sales of its existing products and products being developed under its revised product strategy.* There can be no assurance that the Company will be able to generate significant additional sales or maintain sales at current or historical levels; failure to do so would have a material adverse effect on the Company's financial position and results of operations.

International sales totaled $9,000 (1% of total revenue) for the three months ended June 30, 1997 and $84,000(5% of total revenue) for the six months ended June 30, 1997. For the comparable periods in 1996, international sales were $147,000 (10% of total revenue) and $738,000 (14% of total revenue), respectively. The percentage of international revenues to total revenues has decreased as a result of the Company's decision to discontinue the PowerShop product in 1996.

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

COST OF PRODUCT REVENUE

The cost of product revenue for the three months and six months ended June 30, 1997 was $167,000 and $407,000, respectively. For 1996, the cost of product revenue for the similar periods was $1,262,000 and $3,396,000, respectively.
The cost of product revenue consists of direct manufacturing costs, overhead costs associated with the manufacturing operations in Beaverton, Oregon, provisions for warranty costs, and reserves for inventory obsolescence and return. The decrease in cost for the three months and six months ended June 30, 1997, as compared to the similar periods in the prior year, was due mainly to the decrease in revenues versus the prior year, the reduced overhead associated with the shutdown of the California manufacturing site, and the inventory reserves associated with the Company's restructuring in the second quarter of 1996.

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


RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses of $370,000 and $654,000 for the three months and six months ended June 30, 1997 were associated with the development of high performance image recognition applications for the automated data entry market and the development of image processing and recognition engines for server and embedded systems environments. Research and development expenses were $880,000 and $1,811,000 for the comparable periods in 1996. The research and development focus has been shifted toward automated data entry solutions utilizing application software developed by the Company and its partners. The reduction in expenses for the three months and six months ended June 30, 1997, as compared to the same periods in 1996, was a result of decreased compensation and development expenses associated with reduced R & D headcount and the termination of the development of the Company's next generation processor. This has allowed the Company to focus its R & D expenditures on its revised product strategy, the development of its automated data entry solutions and image recognition and processing engines.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses for the three months and six months ended June 30, 1997 were $246,000 and $448,000, respectively, as compared to $538,000 and $1,350,000 for the same periods a year earlier. Sales and marketing expenses are primarily comprised of salary costs, sales commissions, advertising and promotion, and customer literature. Commissions generally vary with sales volume. The level of spending for promotion and literature costs is largely dependent on the level of promotion for new products. The decrease in sales and marketing expenses from the prior year consists of decreases in advertising, promotion, personnel, travel, sales samples, and commission related to lower sales levels.

The Company believes that effective sales and marketing activities are critical to any future growth in sales; accordingly, if resource constraints cause the Company to continue to allocate resources away from these activities, the Company's future financial position and results of operations could be adversely affected.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months and six months ended June 30, 1997 were $257,000 and $542,000 as compared to $1,740,000 and
$2,227,000 for the same period in 1996. The primary components of these expenses are salaries, insurance and fees related to legal, accounting and consulting services. The decreased level of expense from the prior year was primarily due to costs associated with the Company's restructuring in the second quarter of 1996, as well as, reductions in financial personnel and the use of consulting services.


INTEREST INCOME AND EXPENSE

Interest income for the three months and six months ended June 30, 1997 was $32,000 and $66,000 respectively. Interest income for the same periods in 1996 was $53,000 and $80,000, respectively. Interest income varies depending upon the cash balances and prevailing interest rates from period to period. Interest expense for the three months and six months ended June 30, 1997 decreased to $2,000 and $19,000, respectively, from $21,000 and $62,000 for the three months and six months ended June 30, 1996, respectively. In 1997 interest expense was mainly due to the Company's capital lease obligations, while in 1996 interest expense was primarily attributable to the Company's line of credit and capital lease obligations. The Company has not entered into additional capital lease obligations in the current year.

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

Although the Company has not established any new capital leases in 1997, as of June 30, 1997, the Company had outstanding capital leases with two major equipment leasing companies at effective interest rates ranging from 10% to 21%. The aggregate principal amount outstanding under these capital leases, including the current portion, totaled $451,000 at June 30, 1997. Although the Company has no material commitments to purchase capital equipment, the Company may need to expend significant additional amounts for capital equipment in connection with its change in product strategy. The Company's cash and cash equivalents at June 30, 1997 were $2,752,000, a decrease of $860,000 from the cash and cash equivalents balance of $3,612,000 at December 31, 1996. The Company's working capital at June 30, 1997 was $3,382,000, an increase of $554,000 from the working capital balance of $2,828,000 at December 31, 1996. The Company expects that it may need additional funding in the future, although it is unable to predict the precise amount or date that such funding will be required.

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

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders was held on May 21, 1997. At the meeting, the following directors were elected:

                                         No. of Shares Voted
                                         -------------------
             Directors                 For            Withheld
             ---------                 ---            --------

        C. Scott Gibson              6,361,667         90,870
        Daniel J. Meub               6,361,767         90,770
        Dan Hammerstrom, Ph.D.       6,361,767         90,770
        T. Peter Thomas              6,361,767         90,770
        Frederick M. Haney, Ph.D.    6,361,767         90,770
        Jean-Claude Peterschmitt     6,361,767         90,770

        In addition, the shareholders approved the following proposals:

                                                Number of Shares Voted
                                                ----------------------
             Proposal                        For          Against     Abstain
             --------                        ---          -------     -------

        1) Ratify approval of an           2,150,599      313,061      50,349
           amendment to the Company's
           1988 Stock Incentive Plan to
           increase the number of shares
           of Common Stock authorized
           for issuance thereunder by
           600,000 shares

        2) Ratify appointment of KPMG      6,398,698      313,061      50,349
           Peat Marwick, LLP, as
           independent auditors of the
           Company for the fiscal year
           ending December 31, 1997

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  EXHIBITS

              None

         (b)  REPORTS ON FORM 8-K

              None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ADAPTIVE SOLUTIONS, INC.
                                        ------------------------
                                                 (Registrant)



DATE:  AUGUST 11, 1997                  BY /s/ DANIEL J. MEUB
       ---------------                     ------------------------------------
                                               DANIEL J. MEUB
                                               PRESIDENT AND CHIEF
                                               EXECUTIVE OFFICER



                                        BY /s/ RICHARD L. BOONSTRA
                                           ------------------------------------
                                               RICHARD L. BOONSTRA
                                               CORPORATE CONTROLLER