Form 10-Q
period 1997-09-30
ADAPTIVE SOLUTIONS INC
filed 1997-11-14
CIK 873952

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      Form 10-Q


    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended     September 30, 1997
                                   ------------------

Commission File Number  0-22472
                        -------

                               ADAPTIVE SOLUTIONS, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

    Oregon                                                      93-0981962
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

1400 N.W. COMPTON DRIVE, SUITE 340, BEAVERTON, OR                 97006
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                    (503) 690-1236
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            [X] Yes  [ ] No

                  Number of shares of common stock outstanding as of
                                 September 30, 1997:
                            6,987,864 shares, no par value
                            ------------------------------

                               ADAPTIVE SOLUTIONS, INC.

                                  Index to Form 10-Q


PART I FINANCIAL INFORMATION
                                                                  Page No.
                                                                  --------
Item 1. Financial Statements

        Balance Sheets as of
        September 30, 1997 and December 31, 1996                     3

        Statements of Operations for the three months
        and nine months ended September 30, 1997 and 1996            4

        Statements of Cash Flows for the
        nine months ended September 30, 1997 and 1996                5

        Notes to Condensed Financial Statements                      6-8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                9-15


PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                           16

Item 6.  Exhibits and Reports on Form 8-K                            16

SIGNATURES                                                           17

                               ADAPTIVE SOLUTIONS, INC.
                                    BALANCE SHEETS
                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                                             September 30,   December 31,
                                                                  1997           1996
                                                             -------------   ------------
ASSETS
Current assets:
Cash and cash equivalents                                         $  2,326       $  3,612
Short-term investments                                                 337             --
Trade accounts receivable, net                                         856          1,084
Inventory, net                                                         754          1,007
Prepaid expenses                                                        12             33
                                                                  --------       --------
    Total current assets                                             4,285          5,736

Property and equipment - net                                           535          1,337
Other assets                                                           148            139
                                                                  --------       --------
                                                                  $  4,968       $  7,212
                                                                  --------       --------
                                                                  --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                    $  217         $  115
Accrued expenses                                                       896          1,626
Current portion of capital lease
   obligations                                                         318            447
Deferred revenue                                                         3            720
Notes Payable                                                          247             --
                                                                  --------       --------
   Total current liabilities                                         1,681          2,908

Capital lease obligations, less current portion                         37            259

Stockholders' equity:
Common stock, no par value.  Authorized 30,000
    shares; issued and outstanding 6,988 shares and
    6,961 shares at September 30, 1997 and December 31, 1996,
    respectively                                                    31,117         31,104
Accumulated deficit                                                (27,867)       (27,059)
                                                                  --------       --------
   Total stockholders' equity                                        3,250          4,045
                                                                  --------       --------
Total Liabilities and Stockholders' equity                        $  4,968       $  7,212
                                                                  --------       --------
                                                                  --------       --------

              See accompanying notes to condensed financial statements.

                               ADAPTIVE SOLUTIONS, INC.
                               STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)


                                                        Three months ended           Nine months ended
                                                           September 30,               September 30,
                                                      1997            1996         1997           1996
                                                     --------       --------     --------       --------
REVENUE:
  Net product revenue                                $  230         $  959       $  1,512       $ 5,283
  Research and development
    revenue                                             277             27            559         1,017
                                                     ------        -------       --------       -------
TOTAL REVENUE                                           507            986          2,071         6,300

OPERATING COSTS AND EXPENSES
  Cost of product revenue                                94          1,640            501         5,035
  Research and development                              369            552          1,023         2,362
  Sales and marketing                                   197            285            645         1,635
  General and administrative                            235            425            777         2,652
                                                     ------        -------       --------       -------
TOTAL OPERATING COSTS AND
EXPENSES                                                895          2,902          2,946        11,684
                                                     ------        -------       --------       -------
OPERATING LOSS                                         (388)        (1,916)          (875)       (5,384)

Interest income                                          28             44             94           124
Interest expense and other income, net                    5              5            (14)          (57)
Gain\(Loss) on sale of asset                             --             50             (9)           50
                                                     ------        -------       --------       -------
NET LOSS                                             $ (355)       $(1,817)      $   (804)      $(5,267)
                                                     ------        -------       --------       -------
                                                     ------        -------       --------       -------
Net loss per common
and common equivalent
share                                                $(0.05)       $ (0.26)      $  (0.12)      $ (0.78)
                                                     ------        -------       --------       -------
                                                     ------        -------       --------       -------
Weighted average common
and common equivalent
shares outstanding                                    6,988          6,898          6,983         6,727
                                                     ------        -------       --------       -------
                                                     ------        -------       --------       -------

              See accompanying notes to condensed financial statements.

                               ADAPTIVE SOLUTIONS, INC.
                               STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                             Nine months ended September 30,
                                                             --------------------------------
                                                                      1997         1996
                                                                   --------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $  (804)     $  (5,267)
  Adjustments to reconcile net loss to cash used by
     operating activities:
      Depreciation and amortization                                    231            400
      Loss on sale of asset                                              9             --
      Amortization of unearned compensation                             --             17
  Changes in assets and liabilities:
     Short-term investment                                            (337)            --
     Trade accounts receivable                                         228          2,693
     Inventory                                                         253          1,767
     Prepaid expenses and other assets                                  21            241
     Accounts payable                                                  102           (806)
     Accrued expenses                                                 (730)           712
     Deferred revenue                                                 (717)           859
                                                                   -------      ---------
         Net cash provided by (used in) operating activities        (1,744)           616

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets                                          869             --
 Purchases of property and equipment                                  (311)          (126)
 Purchase of other assets                                               (9)          (129)
                                                                   -------      ---------
        Net cash used in investing activities                          549           (255)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net                            13          2,414
 Payments on capital lease obligations                                (351)          (139)
 Proceeds from issuance of notes payable                               247             --
 Proceeds from line of credit                                           --            554
                                                                   -------      ---------
        Net cash provided by financing activities                      (91)         2,829
                                                                   -------      ---------
NET INCREASE(DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                 (1,286)         3,190

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                               3,612            974
                                                                   -------      ---------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                       $ 2,326      $   4,164
                                                                   -------      ---------
                                                                   -------      ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION -
     Cash paid for interest                                        $    27      $       7
                                                                   -------      ---------
                                                                   -------      ---------

              See accompanying notes to condensed financial statements.

                               ADAPTIVE SOLUTIONS, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed, therefore, these financial statements should be read in conjunction with the Company's 1996 annual report to stockholders filed with the Securities and Exchange Commission. In the opinion of management, the condensed financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

INVENTORIES

Inventories are valued at the lower of cost or market with cost determined on the average cost method. The components of inventories are as follows:

                                         September 30, 1997   December 31, 1996
                                         ------------------   -----------------
                                            (unaudited)
Finished goods                                   $  60                 $    6
Work in process                                     67                      -
Raw materials                                      883                  1,192
Reserve for obsolete inventory                    (256)                  (191)
                                                 -----                 ------
                                                 $ 754                 $1,007
                                                 -----                 ------
                                                 -----                 ------

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

A provision of the Tax Reform Act of 1986 required the utilization of net operating losses and credits are limited when there is a change of more than 50% in ownership of the Company. Such a change occurred with the sale of preferred stock in 1990 and the initial public offering in 1993. Accordingly, the utilization of the net operating loss carryforwards generated from periods prior to August 21, 1990 and the period from August 22, 1990 to November 1, 1993 is limited; the amounts subject to the limitation are approximately $1,109 and $10,732, respectively.

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

RESTRUCTURING

During the second quarter of 1996, management and the Board of Directors of the Company authorized and committed the Company to a restructuring of its organizational and product strategies. The restructuring included discontinuing production of chips from raw wafers and closing the California manufacturing facility. Additionally, the Company's Powershop product line was discontinued. The Company recorded costs of $2,817 associated with these changes. The costs were charged to the related expense categories. The primary components of this charge related to employee termination costs ($521), lease termination costs ($200), reserves for inventory ($1,056) and property and equipment writedowns ($1,040). At September 30, 1997 there was $297 of accrued restructuring costs relating to lease termination costs ($160) and property and equipment ($137). All other costs had been charged against the restructuring reserve.

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


OVERVIEW

Adaptive Solutions, Inc., (the "Company"), incorporated in Oregon in 1988, designs and markets high performance computer assisted data entry and image recognition solutions targeted at a range of applications. As of September 30, 1997, the Company had an accumulated deficit of $27,867,000. For the three months ended September 30, 1997, the Company incurred a net loss of $355,000.

During 1996 the Company made substantial changes to its strategy, and it has continued to refine the new strategy during 1997. Key elements of the strategy include: 1) a focus on applications requiring high performance Computer Assisted Data Entry (CADE) and image recognition in a range of industries, including medicine, transportation, and government; 2) development of high performance programmable image processing engine products for Windows NT and Intel CPU based server and embedded systems environments; 3) a gradual transition from the Company's proprietary CNAPS processor to parallel processing microprocessors being brought to market by Motorola, Inc.("Motorola") and Intel Corporation ("Intel"); and 4) development of relationships, through marketing agreements, investments or acquisitions, with other software and hardware companies with expertise in the image recognition area. The parallel processing chip to be produced by Motorola, the "VeComP" chip, uses architecture purchased from the Company. The company has developed software partnerships with two companies, Mitek Systems of San Diego, California ("Mitek"), and Mimetics S.A. of Paris, France ("Mimetics"), and is continuing to explore additional alliances that would further enhance the development of the Company's strategy.

Recently, the company announced the purchase of Eastman Kodak Company's Optical Character Recognition (OCR) business. The Company believes this is a major step toward its goal of becoming a leading provider of complete Computer Assisted Data Entry solutions. The Company acquired Kodak's OCR products, technology, patents, and service business. The Company also acquired next-generation intelligent character recognition (ICR) technology and patents developed by Kodak. In addition to the physical assets, the acquisition provides the Company with four strategic opportunities. First, acquisition of the Imagelink-Registered Trademark- OCR business provides an opportunity to immediately enter a strategically targeted market with a proven product used in many existing production settings.* Second, the installed customer base provides the Company with ongoing customer relationships and a service revenue stream by assuming current Kodak product maintenance contracts.* Moreover, the Company has contracted with Kodak Professional Services to provide on-site support of current and future products developed by the Company supplementing the Company's plan to deliver high value turn-key data entry products world-wide.* Third, the company presently intends to develop and deploy the ICR technology and patents in the Company's future products to provide significant differentiation and the Company will also seek to market versions of the ICR software as a product useful by strategic partners and for production OEMs.* Finally, the Company's strategy is to become a complete solution provider as a top tier authorized imaging reseller for the Kodak line of scanners and other imaging products.

In order to become profitable, the Company must successfully develop these new products, obtain market acceptance for the products, obtain design wins for incorporation of its board level and software products into developers' OEM systems, develop sufficiently higher sales volumes and manufacturing efficiencies, manage its operating expenses and capability. There can be no assurance that the Company will meet any of these objectives or achieve profitability. The Company expects that operating losses will continue at least through 1997.

REVENUES

Total revenue of $507,000 for the three months ended September 30, 1997 included $277,000 from the Company's agreement with Northrop Grumman, under which the two companies are jointly developing an advanced image processing architecture. The revenue from the Northrop Grumman contract was lower than expected due to Motorola's inability to deliver its VeComP-Registered Trademark- chip in the tiime frame originally planned. Due to this delay in delivery of the chip, it is unclear whether additional revenues can be generated from this contract.* The remaining revenue for the quarter ended September 30, 1997 consisted primarily of the sale of CNAPS and PCI-XL boards and software. Revenue from the comparable period in 1996 was $986,000.

For the nine months ended September 30, 1997, total revenue of $2,071,000 consisted of $700,000 from the sale and license of technology to the major customer, $559,000 from the Northrop Grumman contract, and sales of CNAPS and PCI-XL boards and software. Revenue from the comparable period in 1996 was $6,300,000.

The Company's future success and its ability to continue operations will depend in substantial part on its ability to significantly maintain and increase sales of its existing products, develop additional sales of the newly acquired Imagelink product line to new and existing customers, implement the Company's plans to add to the acquired product line, successfully complete expected contracts, and further development of products under the Company's revised product strategy.* There can be no assurance that the Company will be able to generate significant additional sales or maintain sales at current or historical levels; failure to do so would have a material adverse effect on the Company's financial position and results of operations.

While the Company had no international sales for the three months ended September 30, 1997, international sales of $84,000 (4% of total revenue) were recorded for the nine months ended September 30, 1997. For the comparable periods in 1996, international sales were $82,000 (8% of total revenue) and $820,000 (13% of total revenue), respectively. The percentage of international revenues to total revenues has decreased as a result of the Company's decision to discontinue the PowerShop product in 1996.

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

COST OF PRODUCT REVENUE

The cost of product revenue for the three months and nine months ended September 30, 1997 was $94,000 and $501,000, respectively. For 1996, the cost of product revenue for the similar periods was $1,640,000 and $5,035,000, respectively. The cost of product revenue consists of direct manufacturing costs, overhead costs associated with the manufacturing operations in Beaverton, Oregon, provisions for warranty costs, and reserves for inventory obsolescence and return. The decrease in cost for the three months and nine months ended September 30, 1997, as compared to the similar periods in the prior year, was due mainly to the decrease in revenues versus the prior year, the reduced overhead associated with the shutdown of the California manufacturing site, and the inventory reserves associated with the Company's restructuring in the second quarter of 1996.

Cost of product revenue could be negatively affected in future periods due to a number of factors, including problems with component supplies, variability of component cost, product quality or reliability problems or other factors. In addition, the Company's mix of product sales may change substantially as the Company executes its revised product strategy, this change in the product mix may have a material adverse effect on the Company's financial performance.


RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses of $369,000 and $1,023,000 for the three months and nine months ended September 30, 1997 were associated with the development of high performance image recognition applications for the computer assisted data entry market and the development of image processing and recognition engines for server and embedded systems environments. Research and development expenses were $552,000 and $2,362,000 for the comparable periods in 1996. The research and development focus has been shifted toward computer assisted data entry solutions utilizing application software developed by the Company and its partners. The reduction in expenses for the three months and nine months ended September 30, 1997, as compared to the same periods in 1996, was a result of decreased compensation and development expenses associated with reduced R & D headcount and the termination of the development of the Company's next generation processor. This has allowed the Company to focus its R & D expenditures on its revised product strategy, the development of its computer assisted data entry solutions and image recognition engines.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses were $197,000 and $645,000 for the three months and nine months ended September 30, 1997, compared with $285,000 and $1,635,000 for the same periods in 1996. The decrease in sales and marketing expenses is the result of lower spending on personnel, advertising, promotion, personnel, and travel.

The Company believes that effective sales and marketing activities are critical to any future growth in sales; accordingly, if resource constraints cause the Company to continue to allocate resources away from these activities, the Company's future financial position and results of operations could be adversely affected.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months and nine months ended September 30, 1997 were $235,000 and $777,000 as compared to $425,000 and $2,652,000 for the same period in 1996. The decrease in general and administrative spending is the result of the Company's revised strategy and organizational structure, which resulted in significant reductions in personnel in the second half of 1996.

INTEREST INCOME AND EXPENSE

Interest income for the three months and nine months ended September 30, 1997 was $28,000 and $94,000 respectively. Interest income for the same periods in 1996 was $44,000 and $124,000, respectively. Interest income varies depending upon the cash balances and prevailing interest rates from period to period. Interest expense and Other Income, net for the three months and nine months ended September 30, 1997 was $5,000 and $(14,000), respectively, from $5,000 and
$(57,000) for the three months and nine months ended September 30, 1996, respectively.

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

Although the Company has not established any new capital leases in 1997, as of September 30, 1997, the Company had outstanding capital leases with two major equipment leasing companies at effective interest rates ranging from 10% to 21%. The aggregate principal amount outstanding under these capital leases, including the current portion, totaled $355,000 at September 30, 1997. Although the Company has no material commitments to purchase capital equipment, the Company may need to expend significant additional amounts for capital equipment in connection with its change in product strategy. The Company's cash and cash equivalents at September 30, 1997 were $2,326,000, a decrease of $1,286,000 from the cash and cash equivalents balance of $3,612,000 at December 31, 1996. The Company's working capital at September 30, 1997 was $2,604,000, a decrease of $224,000 from the working capital balance of $2,828,000 at December 31, 1996.

The Company expects that it will need additional funding in 1998, although it is unable to predict the precise amount or date that such funding will be required. The Company has not yet identified specific sources of funding, nor has it received commitments for funding. Accordingly, there can be no assurance that any such funding can be obtained on terms acceptable to the Company, if at all. If adequate funds are not available as required, the Company's ability to fulfill product orders, as well as the Company's financial position and results of operations, will be adversely affected. In particular, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that are highly dilutive to existing stockholders. The Company's future capital needs will depend upon numerous factors, including the success of the Company's revised product strategy, the progress of the Company's research and development activities, the extent and timing of the acceptance of the Company's products, the cost of the Company's sales, marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with certainty, and, therefore, there can be no assurance that the Company will not require additional funding earlier than anticipated.

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

Item 1. Legal proceedings.

         None


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  EXHIBITS

         None

    (b)  REPORTS ON FORM 8-K

         None

                                 SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ADAPTIVE SOLUTIONS, INC.
                                  ----------------------------------
                                           (Registrant)



Date:  August 11, 1997            By  /s/ Daniel J. Meub
                                      -------------------------------
                                       Daniel J. Meub
                                       President and Chief
                                       Executive Officer



                                  By  /s/ Richard L. Boonstra
                                      -------------------------------
                                       Richard L. Boonstra
                                       Corporate Controller