Form 10-K
period 1997-12-31
ADAPTIVE SOLUTIONS INC
filed 1998-03-30
CIK 873952

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K
                         ------------------------------

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _______ to ________
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


                        1400 NW Compton Drive, Suite 340
                            Beaverton, Oregon 97006
             (Address of principal executive offices and zip code)
                                  503-690-1236
              (Registrant's telephone number including area code)
          Securities registered pursuant to Section 12(b) of the Act:
                     Common Stock, par value $.01 per share
                         Common Stock Purchase Warrants
                                (Title of Class)
        Securities registered pursuant to Section 12(g) of the Act: None
                         ------------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was $5,984,095 as of February 27, 1998 based upon the last sales price as reported by Nasdaq.

    The number of shares outstanding of the Registrant's Common Stock as of February 27, 1998 was 7,292,306 shares.
                         ------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its Annual Meeting of Shareholders to be held April 22, 1998.

                            ADAPTIVE SOLUTIONS, INC.
                                 1997 FORM 10-K
                               TABLE OF CONTENTS

                                                                                                                      PAGE
                                                                                                                      ----
                                                                 Part I

Item 1     --         Business                                                                                                2
Item 2     --         Properties                                                                                             8
Item 3     --         Legal Proceedings                                                                                       8
Item 4     --         Submission of Matters to a Vote of Security Holders                                                     8

                                                                 Part II

Item 5     --         Market for the Registrant's Common Equity and Related Stockholder Matters                               9
Item 6     --         Selected Financial Data                                                                                11
Item 7     --         Management's Discussion and Analysis of Financial Condition and Results of Operations                  12
Item 8     --         Financial Statements and Supplementary Data                                                            20
Item 7A    --         Quantitative and Qualitative Disclosure About Market Risk                                              20
Item 9     --         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                   20

                                                                Part III

Item 10    --         Directors and Executive Officers of the Registrant                                                     20
Item 11    --         Executive Compensation                                                                                 20
Item 12    --         Security Ownership of Certain Beneficial Owners and Management                                         20
Item 13    --         Certain Relationships and Related Transactions                                                         20

                                                                 Part IV

Item 14    --         Exhibits, Financial Statement Schedule and Reports on Form 8-K                                         21


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

GENERAL

    Adaptive Solutions, Inc., (the "Company"), incorporated in Oregon in 1988, designs and markets high performance Computer Assisted Data Entry (CADE) solutions. The Company's principal executive offices are located at 1400 NW Compton Drive, Suite 340, Beaverton, Oregon 97006.

    During 1996 the Company made substantial changes to its strategy, and has continued to refine the new strategy during 1997. Key elements of this strategy include: 1) a focus on applications requiring high performance Computer Assisted Data Entry (CADE) and image recognition targeted at a range of customers, including health care, transportation, and government; 2) development of high performance programmable image processing products for Windows NT and Intel CPU based server and embedded system environments; 3) a gradual transition from the Company's proprietary CNAPS processor to parallel processing microprocessors being brought to market by Motorola, Inc.("Motorola") and Intel Corporation ("Intel"); and 4) development of relationships, through marketing agreements, investments or acquisitions, with other software and hardware companies with expertise in image processing.

    The Company has reached an agreement in principal with Formware Corporation of Park City, Utah ("Formware") to use Formware's award winning key from image ("KFI") product in the Company's future product offerings. The Company expects to reach a definitive agreement with Formware in the first half of 1998.*

    In August of 1996, the Company entered into a strategic relationship with, and Mimetics S.A. of Paris, France ("Mimetics"), and purchased approximately 4% ownership interest in Mimetics. In February of 1997, the Company purchased $337,000 in Mimetics convertible debentures. The debentures were partially financed with proceeds from a note payable from certain unrelated outside investors in the amount of $247,000. On March 2, 1998, the Company purchased all of the remaining outstanding shares of Mimetics for approximately 305,000 shares of the Company's common stock and warrants to purchase 185,000 shares of the Company's common stock at a price of $3 per share. These warrants expire March 2, 2002. Mimetics will continue to sell its current products, as well as, assist in development of the Company's CADE products and provide European sales, marketing, and distribution channels for the Company's products. See Note 5 of Notes to Financial Statements

    In October 1997, the Company announced the purchase of Eastman Kodak Company's ("Kodak") Optical Character Recognition (OCR) business( See Note 2 of Notes to Financial Statements). The Company believes this is a major step toward its goal of becoming a leading provider of complete Computer Assisted Data Entry solutions. The Company acquired Kodak's OCR (machine printed optical character recognition) products, technology, patents, and service business. The Company also acquired next-generation Intelligent Character Recognition (ICR, hand printed intelligent character recognition) technology and patents developed by Kodak. In addition to the physical assets, the acquisition provides the Company with four strategic opportunities.

1) Acquisition of the Imagelink-Registered Trademark- OCR business provides an opportunity to immediately enter a strategically targeted market with a proven product used in many existing production settings.

2) The installed customer base provides the Company with ongoing customer relationships and a service revenue stream by assuming current Kodak product maintenance contracts. Moreover, the Company has contracted with Kodak Professional Services to continue to provide on-site support for current and future products developed by the Company supplementing the Company's plan to deliver high value turn-key data entry products world-wide.

3) The Company presently intends to develop and deploy the ICR technology and patents in the Company's future products to provide significant differentiation The Company will also seek to market versions of the ICR technology into non-competitive markets.

4) Finally, the Company has been awarded status as a Strategic Partner and top tier authorized reseller for the Kodak line of scanners and other imaging-related products, allowing the Company to become a complete solution provider of Data Entry Systems .

PRODUCTS

    The purchase of Kodak's OCR business accelerated the Company's new product strategy. The Company's current products include the Imagelink OCR Subsystem (OCR-SS), and associated software originally manufactured by Kodak. This system provides high level performance automated data entry in production settings in an array of industries, including health claims processing, motor vehicle registration, and distribution. The Company's 1998 product plans include add-ons and enhancements to this existing system to increase both the accuracy and speed with which the system operates.

    By mid-1998 the Company also plans to make available products based on new generation hardware and software offering improved functionality and performance over today's systems, and featuring completed versions of the acquired ICR technology.* These new systems are being assembled in partnership with OEM partners and will continue to incorporate Kodak scanners and service.

    Additionally, the Company continues to provide its image recognition accelerator boards and development software targeted for use by OEMs, VARs, software partners, and systems integrators in a wide variety of markets. These products are currently implemented using the Company's proprietary Single Instruction Multiple Data ("SIMD") parallel processing microprocessor called CNAPS.

    Current CNAPS software and software library products consist of a Windows NT Software Development Kit, a kit for software development of applications using the Company's CNAPS board products in a Windows NT environment, Cyanlib, a library of frequently used algorithms to help in the development of applications, and CnSapi, software which allows the Company's CNAPS processor boards to interface with a wide variety of user applications.

    The Company's 1997 product line included accelerator boards and software. These products operate in Microsoft Windows and UNIX environments and remain very useful to reduce the need for multiple PCs or other similar computers in production applications by providing up to 36 times the performance of a 200 MHz Pentium. However, in 1997, due to several factors including: a) decreased demand and increased costs associated with the manufacture and sale of the CNAPS processor board level products, b) the general decline of VME (Versa Module Europe, a Motorola defined hardware protocol) based product sales industry-wide and through the Company's channels and c) the company's focus on its CADE product strategy, the Company discontinued its server and board level products based upon the NuBus, ISA, and VME bus architectures. The PCI bus (the most commonly used, mainstream bus architecture for PC's) board products are scalable for real-time image processing and recognition applications and remain in alignment with the Company's new strategy and will continue to be sold by the Company.

PRODUCT DEVELOPMENT

    As part of the Company's mission of providing complete, CADE solutions, new product development efforts are aimed at providing add-ons and enhancements to the current Imagelink OCR Subsystem, as well as, development of the new Entrylink product family which is designed to deliver high performance CADE systems for specific strategic vertical markets.

    Enhancements to the acquired ImageLink OCR Subsystem product include enhancements designed to improve the speed and accuracy with which the system processes forms. The Company is also enhancing the features and functionality of the image reject and repair workstations, where forms and fields that cannot be accurately read are corrected by data entry operators, thereby improving overall system throughput and accuracy.

    The Company's forthcoming Entrylink product family is planned to significantly reduce the costs of processing and increase the accuracy and speed with which forms can be entered into production databases. These products will provide OCR and ICR recognition engines. New product features in planning include state of the art key from image (KFI) to improve error correction and data input rates, the ability to handle input from multiple data sources including paper based forms, EDI, and web enabled forms, and context sensitive data validation and repair. The Company will continue to seek additional partnerships in the areas of technology, products, and application expertise to add incremental capability to its own in support of future product development consistent with its stated vision and mission.

    The Company's research and development expenses for the years ended December 31, 1997, 1996 and 1995 were $1,266,000, $2,705,000 and $3,587,000 respectively.
During 1996 development of the next-generation CNAPS product was suspended, sales of the PowerShop product were discontinued, and research and development spending was refocused on forms processing solutions, including the porting of software from Mitek Systems, Inc ("Mitek") and Mimetics to the CNAPS based systems. In 1997, development efforts focused on enhancement of acquired OCR products and developing and incorporating next generation technologies into the Entrylink product family. The Company intends to continue its investment in research and development in future periods to support its revised business strategy, with the majority of spending focused on the development of enhanced automated data entry systems and products. The Company expects that total research and development spending will increase in absolute terms, but decrease as a percentage of revenue in 1998.*

    The market for the Company's products is characterized by rapid technological change and evolving industry standards and is highly competitive with respect to timely product innovation. The introduction of new products embodying new technology and the emergence of new industry standards can rapidly render existing products obsolete and unmarketable. The Company's success will be substantially dependent upon its ability to anticipate changes in technology and industry standards and successfully develop and introduce new and enhanced products on a timely basis. If the Company is unable, for technological or other reasons, to develop products in a timely manner in response to changes in the industry, or if products or product enhancements developed by the Company do not achieve market acceptance, the Company's results of operations will be materially adversely affected. There can be no assurance that the Company will be successful in developing and marketing products and product enhancements, that the Company will not experience difficulties that could delay the successful development and marketing of these products, or that its products and product enhancements will be accepted in the marketplace. Moreover, from time to time, the Company or its competitors may introduce new products or technologies that have the potential to replace the Company's existing products. There can be no assurance that these new products may delay or eliminate the purchase of the Companies existing products, which could have a material adverse affect on the Company's results of operations.

TECHNOLOGY DEVELOPMENT AGREEMENTS, MARKETING AGREEMENTS AND LICENSES

    In September 1997, the Company entered into an agreement in principal with FormWare Corporation under which the award winning FormWare KFI product will be incorporated into the Company's future product offerings and the companies will work together on certain development and marketing projects.

    In August 1996, the Company entered into an agreement with Mimetics under which Mimetics OCR software for machine printing was ported to the CNAPS processor. The Company has exclusive worldwide sales rights for the CNAPS-enabled version of Mimetics OCR software, except in France, where Mimetics will sell the joint product. On March 2, 1998 the Company exercised an option to purchase the remainder of Mimetics' stock. This acquisition will provide high level technical expertise in the development and training of the Company's ICR software and sales, marketing, and distribution channels into Europe for the Company's EntryLink product family.

    In October 1996 the Company entered into a bilateral agreement with Mitek. Mitek's ICR and OCR software was ported to the Company's CNAPS/PCI board product, and Mitek will use future generations of products from the Company to continue providing high performance accelerated versions of their software. Additionally, the Company has licensed Mitek's Quickstrokes/API ICR software for use in its future forms processing and label processing product line.

    In March 1995, the Company entered into an agreement with Motorola to work together on parallel processor requirements and technology. Under the terms of the agreement, Motorola paid approximately $1,000,000 to the Company between September 1996 and June 1997 for certain research and development. The Company recorded $300,000 in research and development revenue from Motorola in 1996, and was able to restructure the technology agreement in 1997. As a result the Company recorded $1,450,000 in product revenue in 1997, and will record a final $750,000 in revenue in the first quarter of 1998.

    The Company's research and development revenue for the years ended December 31, 1997, 1996 and 1995 was $559,000, $1,010,000 and, $1,354,000, respectively.
The 1997 revenue is attributable to a completed development contract from Northrop-Grumman. The Company expects that most of its future revenues, if any, will be generated from product sales rather than research and development revenue.* In the event that the Company is not able to generate sufficient product sales to replace revenues derived from technology development agreements, the Company's results of operations would be materially adversely affected.

SALES, MARKETING AND DISTRIBUTION

    In the United States, the Company sold its server, PC-based, and VME-based board products and software through a direct sales force and a network of dealers. Future CADE solutions and image recognition engines will be sold by the Company's direct sales force, VARS, and systems integrators. The Company believes that the complex nature of the problems addressed by the Company's products necessitates the use of a direct sales force in the majority of cases.

    The Company retains the services of Matsushita Industrial Electric Company ("Matsushita") as a distributor in Japan, Ssang Yong as a non-exclusive distributor in Korea, Cromemco GmbH ("Cromemco") as a non-exclusive distributor in Germany and Switzerland, various non-exclusive dealers in Europe, and Mimetics as a specialized forms processing distributor in France. In 1997 revenue from Motorola and Northrop Grumman was $2,009,000 (61% of total revenue). In 1996, sales to two major OEM customers accounted for 31% of total revenue compared with 75% of total revenues in 1995. See Note 14 of Notes to Financial Statements.

The Company has very limited marketing experience in its chosen markets, and expanding the Company's marketing capabilities will require significant expenditures for items including additions to personnel. The Company intends to increase both its product offerings and target markets through marketing, sales and distribution and development of relationships with other companies. The Company intends to increase the number of its strategic partners. The Company plans to continue to devote significant resources to its sales and marketing efforts in order to build such corporate infrastructure. Therefore, any failure to achieve growth in revenues in excess of increased expenses would have a material adverse effect on the Company's operating results and financial condition. There can be no assurance that the Company will be able to successfully expand its sales and service force or that such expansion will increase revenues in excess of expenses.

COMPETITION

    The computer assisted data entry market is intensely competitive, and the Company expects this competition to continue to increase. The Company faces direct and indirect competition from a broad range of competitors. The Company's principal competition comes from customer developed solutions, direct competition from companies offering CADE solutions, and indirect competition from companies offering competing technologies capable of recognizing computer and hand written characters. Most of the Company's competitors are more established and benefit from greater name recognition than the Company. In addition, many of these companies have large established sales forces and have been selling their products to the same customers targeted by the Company for a substantial period of time. There can be no assurance the Company can compete effectively in its selected markets. It is also possible that the Company will face competition from new competitors including VARs, system integrators, and other forms processing companies not currently actively competing in the CADE market.

MANUFACTURING, SUPPLIES, SERVICE AND WARRANTY

    The Company formerly performed all CNAPS chip testing, laser fusing and final packaged chip testing at its facility in Sunnyvale, California. That facility was closed during the second half of 1996. The Company believes that it has sufficient supplies of CNAPS 1064 and 1016 processors to meet current and expected future business needs.* The Company has subcontracted all chip packaging, laser fusing, and final chip testing of its CNAPS 1016 processor for any additional needs. The Company plans to use commercially available, "off the shelf" processors for future product development.

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

BACKLOG

    The Company's backlog is not significant. The absence of significant backlog limits the Company's ability to plan production and inventory levels, which, in turn, could lead to substantial fluctuations in quarterly operating results.

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

    The Company owns or has exclusive rights to two basic groups of patents: those that were developed at the Oregon Graduate Institute ("OGI") in Beaverton, Oregon and those developed by the Company. The Company has obtained an exclusive, perpetual, fully paid-up license to three OGI patents. These patents were obtained for possible future architectures and are not being used in the current CNAPS hardware implementation. A second group of patents and applications are owned by the Company. This group consists of four patents. All of these patents relate to the CNAPS architecture and chip implementation. Filings in Japan and with the European Patent Commission have been performed on all of these patents, but no foreign patents have as yet been issued. The Company also acquired certain non-exclusive patents in its acquisition of the Kodak OCR Subsystem product line and the Company's acquisition of Mimetics. These patents pertain to certain development tools and algorithms related to the OCR and ICR recognition engines used and under development by the Company.

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

EMPLOYEES

    As of December 31, 1997 the Company employed 30 persons on a full-time basis, including 4 executive officers (including two in engineering), 9 engineers, 3 manufacturing employees, and 10 marketing, sales, service personnel, and 4 administrative personnel. The Company believes its relations with its employees are good.

    The Company's future success will depend in significant part upon the continued service of key technical and senior management personnel, and the Company's continuing ability to attract and retain highly qualified technical, managerial, and sales and marketing personnel. The Company does not have employment contract with, or "key person" life insurance policies on, any of its employees. Given the Company's state of development, the Company is also highly dependent on its ability to attract and retain highly skilled engineers required to develop and refine the Company's technology and introduce future products. The high technology industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company will be able to attract and retain qualified personnel. Failure to attract, assimilate and retain key personnel could have a material adverse effect on the Company's results of operations.

ITEM 2. PROPERTIES

    The Company's corporate offices and hardware and software development facilities are located in Beaverton, Oregon, where the Company leases approximately 10,000 square feet at a cost of $10,000 per month, including common area charges, under a two-year lease beginning in July 1996.

    Additionally, the Company leases approximately 5,500 square feet in Sunnyvale, California, where its chip development facilities were located, at a cost of $6,200 per month on a five-year lease beginning August, 1994. This space is currently being sublet, to a non-affiliated private company, at a cost which directly offsets the Company's liability. The Company also leases development facilities located in Rochester, New York. This facility is approximately 1,100 square feet and under a two year lease at a cost of $850 per month which began November 1997.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
  MATTERS

    The Company's common stock is traded on the over-the-counter market and prices are quoted on the Nasdaq Small-Cap Market under the symbol "ADSO". The Company's common stock is also listed on the Boston Stock Exchange. The following table sets forth the high and low sale prices for the Company's common stock for 1997 and 1996. On February 27, 1998, the last reported sale price of the common stock was $0.91. There were approximately 117 shareholders of record and 3,300 beneficial shareholders at March 12, 1998.

                                                                                                           HIGH          LOW
                                                                                                         -------        ------

1997

First Quarter...................................................................................   $       1   5/8     $    7/8
Second Quarter..................................................................................           1   1/8         7/16
Third Quarter...................................................................................           1   5/8        15/32
Fourth Quarter..................................................................................           1   1/2          1/2

1996

First Quarter...................................................................................   $       6   1/8     $ 4 3/8
Second Quarter..................................................................................           5   1/4       1 7/8
Third Quarter...................................................................................           2   1/16      1
Fourth Quarter..................................................................................           1   3/4       1




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

    Under the Nasdaq system continued listing requirements effective February 1998, a company will be required to maintain net tangible assets of $2,000,000, market capitalization of $35,000,000 or net income of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. Continued inclusion will also require a $1,000,000 market value of public float, two market-makers and a minimum bid price of $1.00 per share without exception. On February 27, 1998, the Company received a letter from Nasdaq notifying the Company that, as of February 23, 1998, the Company was not in compliance with the $1.00 minimum bid price listing requirement and would have 90 days to come into compliance through a minimum bid price of greater than $1.00 for a minimum of ten consecutive trading days.

    If the Company is unable to maintain the standards for continued quotation on Nasdaq and the common stock could be subject to removal from the Nasdaq system. Trading, if any, in the common stock would thereafter be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements or in what are commonly referred to as the "pink sheets". As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In addition, if the Company's securities were removed from the Nasdaq system, they would be subject to so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. Consequently, removal from the Nasdaq system, if it were to occur, could affect the ability or willingness of broker-dealers to sell the Company's securities and the ability of purchasers of the Company's securities to sell their securities in the secondary market.

    The Company issued 274,443 shares of its common stock to Kodak in connection with an Asset Purchase Agreement ("APA") dated October 28,1997. Pursuant to the APA a registration statement on Form S-3 was filed on December 12, 1997.

ITEM 6. SELECTED FINANCIAL DATA

    Set forth below is certain historical selected financial data with respect to the Company for each of the years in the five-year period ended December 31, 1997:

                                                                                                  (IN THOUSANDS, EXCEPT
                                                                                                     PER SHARE DATA)
                                                                                         YEAR ENDED DECEMBER 31,
                                                                          -----------------------------------------------------
                                                                            1997       1996       1995       1994       1993
                                                                          ---------  ---------  ---------  ---------  ---------
Statement of Operations Data:
Revenues:
  Net product revenue...................................................  $   2,711  $   6,255  $   9,414  $   2,370  $   2,038
  Research and development revenue......................................        559      1,010      1,354      1,634        650
  Other.................................................................     --             10          9         43         21
                                                                          ---------  ---------  ---------  ---------  ---------
    Total revenue.......................................................      3,270      7,275     10,777      4,047      2,709
Operating costs and expenses:
  Cost of product revenue...............................................        765      5,382      6,132      1,391      1,563
  Research and development..............................................      1,266      2,705      3,587      2,825      2,132
  Sales and marketing...................................................        800      1,888      3,305      3,809      2,888
  General and administrative............................................      1,000      2,953      1,138        945        503
  In-process research anddevelopment (2)................................        216     --         --         --         --
Discontinued product lines (3)..........................................        456     --         --         --         --
                                                                          ---------  ---------  ---------  ---------  ---------
    Total operating costs and expenses..................................      4,503     12,928     14,162      8,970      7,086
Operating loss..........................................................     (1,233)    (5,653)    (3,385)    (4,923)    (4,377)
Other income/(expense),net..............................................         79        103        (27)       120       (291)
                                                                          ---------  ---------  ---------  ---------  ---------
Net loss................................................................     (1,154) $  (5,550) $  (3,412) $  (4,803) $  (4,668)
                                                                          ---------  ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------  ---------
Basic and diluted net loss per common and common equivalent share(1)      $    (.16) $    (.82) $    (.61) $   (1.23) $   (3.50)
                                                                          ---------  ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------  ---------
Shares used in calculating basic and diluted net loss per common and
  common equivalent share(1)............................................      7,043      6,791      5,605      3,891      1,332
                                                                          ---------  ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------  ---------
                                                                                              DECEMBER 31,
                                                                          -----------------------------------------------------
                                                                            1997       1996       1995       1994       1993
                                                                          ---------  ---------  ---------  ---------  ---------
Balance Sheet Data:
Working capital.........................................................  $   2,361  $   2,828  $   5,883  $   6,478  $   7,430
Total assets............................................................      4,838      7,212     10,221      8,462      9,724
Capital lease obligations, less current portion.........................         38        259        496        108         40
Total stockholders' equity..............................................      3,249      4,045      7,148      7,325      8,177

------------------------------

(1) See Note 1 of Notes to Financial Statements for an explanation of the determination of the number of shares used in computing basic and diluted net loss per common and common equivalent shares.

(2) Write-off of in-process research and development expenses related to the Company's acquisition of Eastman Kodak Company's OCR product line. See Note 2 of Notes to Financial Statements.

(3) Write-off of excess inventory related to product lines discontinued as part of the Company's acquisition of Eastman Kodak Company's OCR product line. See Note 2 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company was founded in 1988 and first shipped products in 1993. In 1996 the Company implemented significant changes to its business strategy. See Business - General. The Company's revised strategy is aimed at providing more complete high-performance Computer Assisted Data Entry solutions by providing accelerated data entry for forms processing in the health care, transportation, and government markets, and by providing programmable image recognition products for specialized and broad-based applications. The new strategy also includes a transition to microprocessors manufactured by large third party suppliers for future generations of the Company's products. Prior to the changes in business strategy, the Company focused on selling server and board-level products based on the Company's proprietary microprocessor to original equipment manufacturers ("OEMs") in a wide range of industries

    The Company has been engaged in the development of its products and has incurred significant operating losses through December 31, 1997. As of December 31, 1997, the Company had an accumulated deficit of approximately $28,213,000 In order to become profitable the Company must continue to develop applications requiring high performance computer assisted data entry ("CADE"), increase sales of its products in the transportation and medical industries, and to governmental entities, obtain market acceptance of its products, manage operating expenses and expand its sales and distribution capabilities. There can be no assurance that the Company will meet any of these objectives or ever achieve profitability.

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

    Because significant portions of the Company's future revenues will depend upon sales of its OCR Subsystem and EntryLink product family, which typically involve long sales cycles and intense competition, the timing of new orders and general market acceptance of the Company's products could cause variability in the Company's operating results. In addition, the Company intends to continue to devote resources to research and development associated with planned new products. Once the expenditure of such resources is contemplated, it may be difficult to reduce quickly if funds are limited. The Company may therefore be unable to adjust spending in a timely manner to compensate for any unanticipated shortfall in revenues. Accordingly, any significant shortfall in revenues in any quarter, regardless of the cause of such shortfall, would have an almost immediate adverse impact on the Company's operating results and on the Company's ability to achieve and maintain profitability.

RESTRUCTURING

    In June 1996, the Company implemented significant changes in its organizational structure and in its product strategy which included the decision to close its Sunnyvale, California manufacturing facility by December 1996. In connection with these structural and strategy changes, the Company recorded restructuring costs aggregating $1,973,000 and related liabilities of $1,248,000 in the second quarter of 1996. The primary components of these costs and liabilities related to employment termination costs, lease termination costs, reserves for obsolete inventory, and property and equipment. Additionally, in the third quarter of 1996, the Company recorded restructuring costs of $805,000 which consisted of additional inventory and fixed asset write-offs relating to the decision to completely exit certain product lines. The closure of the Sunnyvale facility began in June 1996 and was completed in December 1996 resulting in the termination of eleven employees engaged in manufacturing, engineering, and administrative functions. At December 31, 1996, there was $200,000 of liabilities related to lease termination costs and $751,000 related to property and equipment remaining. At December 31, 1997 all costs had been charged against the restructuring reserve. See Note 6 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS--1997 COMPARED TO 1996

REVENUES

    Net product revenue for 1997 and 1996 of $2,711,000 and $6,255,000, respectively, consisted of the sale of CNAPS development systems, boards, software, and maintenance agreements. Revenue from the development systems, boards, and software products is recognized at the time of product shipment. Revenue from maintenance agreements is deferred and recognized over the life of the agreement. The decrease in revenues in 1997 is primarily due to the discontinuance of several product lines including the PowerShop product and the VME, ISA, and DLX boards.

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

    Research and development revenue was $559,000 and $1,010,000 in 1997 and 1996, respectively. Research and development revenue in 1997 was attributable to a development contract with Northrop-Grumman. Research and development revenue in 1996 was largely attributable to technology development contracts with the U.S. Government, a major U.S. imaging systems corporations and Motorola, Inc. The Company expects revenues from research and development contracts to decline in future periods as the Company focuses its research and development efforts on future OCR and ICR systems.* Accordingly, growth in the Company's revenues in future periods will be dependent upon the Company's success in increasing product sales, as to which there can be no assurance.

    International sales decreased to $76,000 (2% of total revenues) in 1997 from $2,377,000 (33% of total revenues) in 1996. The decrease in international revenue was primarily due to reduced shipments to several large OEM customers, and the Company's decision to exit its PowerShop and VME product lines. The Company expects international net revenues as a percentage of total net revenues to increase in future periods, but there can be no assurance that hiistorical levels will be reached in 1998.*

    Foreign regulatory bodies often establish technical standards different from those in the United States; while the Company tests its products to meet these standards, there can be no assurance that the Company's products will comply with such standards in the future. The Company's international sales and operations may also be materially adversely affected by the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, changes in taxes, varying exchange rates, difficulties in establishing and managing international operations and general economic conditions. Compliance or noncompliance with international quality standards may also affect operating results. In this respect, the Company has not applied for and has no present plans to apply for ISO 9000 certification.

COST OF PRODUCT REVENUE

    The cost of product revenue was $765,000, (28% of net product revenue) in 1997, compared with $5,382,000, (86% of net product revenue) in 1996. Cost of product revenue consists of direct manufacturing costs, overhead costs associated with the manufacturing operations in Beaverton, Oregon, provisions for warranty costs, and reserves for inventory obsolescence and return. The decrease in cost of product revenue in 1997 as compared to 1996 was primarily a result of operational efficiencies gained through the shutdown of the Company's Sunnyvale, California manufacturing facility, reduced manufacturing headcount, revised product mix, and decreased product revenues. Cost of product revenue could be negatively affected in future periods due to a number of factors, including problems with component supplies, variability of component cost, product quality or reliability problems or other factors.

    In 1996 the Company's restructuring efforts included the shutdown of its Sunnyvale, California manufacturing site to reduce overhead costs. The Sunnyvale site manufactured the Company's proprietary CNAPS processors from silicon wafers. The manufacturing of the Company's CNAPS processors will now be performed by outside vendors if additional needs for these processors arise, however, the Company believes that it has sufficient levels of these processors for current and expected future business needs.*

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses were $1,266,000 and $2,705,000 in 1997 and 1996, respectively. In 1997 these expenses were largely attributable to the development of enhancements to the acquired OCR Subsystem product and integration of OCR and ICR engines using the Company's CNAPS boards, and development of CADE solutions utilizing application software from the Company's partners. In 1996, research and development expenses were associated with the continuing support of enhancements to the Company's current products, the development of the CNAPS/PCI board, and the development of the Company's new forms processing products. The Company's research and development focus has shifted toward developing complete CADE solutions and forms processing solutions utilizing application software from Mitek and Mimetics, and software developed by the Company.

    The Company believes that a significant investment in research and development is critical to its future success. To the extent permitted by its liquidity position, the Company presently intends to invest substantial resources in research and development. If resource constraints cause the Company to allocate resources away from its research and development activities, the Company's future financial position and results of operations could be adversely affected.

SALES AND MARKETING EXPENSES

    Sales and marketing expenses were $800,000 and $1,888,000 in 1997 and 1996, respectively. Sales and marketing expenses are primarily comprised of salaries, commissions, advertising and promotion, and customer literature. Commissions generally vary with sales volume. The level of spending for advertising, promotion, and literature costs is largely dependent on the level of promotion for new products. Sales and marketing expenses have decreased in 1997, as compared to 1996, primarily as a result of the reduction in personnel, and advertising and promotion expenses as the company focuses on its product development activities.

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

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses decreased to $1,000,000 in 1997 from $2,953,000 in 1996. The primary components of these expenses are salaries, insurance and fees related to legal, accounting and consulting services. The reduced costs in 1997 were primarily attributable to decreases in personnel and elimination of the overhead associated with the Company's Sunnyvale, California manufacturing facility, as well as, the reversal of approximately $332,000 in expenses reserved as a part of the Company's restructuring in 1996. The 1996 expenses were mainly comprised of $1,227,000 in costs associated with the termination of certain employees, the change in organizational structure and revised product strategy, the hiring of and transition to a new chief executive officer during the year, spending for information systems services, personnel expenses, insurance costs and legal fees.

IN-PROCESS RESEARCH AND DEVELOPMENT AND DISCONTINUED PRODUCT LINES

    In connection with the acquisition of Kodak's OCR business and ICR technology, the Company acquired ongoing research and development activities, which resulted in a one time write-off of $216,000 related to certain in-process research and development costs (See Note 2 of Notes to Financial Statements). Additionally, as a result of the acquisition , the Company made the decision to discontinue certain of its product lines to focus on its strategic direction and the recent acquisition. Accordingly $456,000 in excess inventory was written off in the fourth quarter of 1997.

INTEREST INCOME AND EXPENSE

    Interest income was $114,000 and $170,000 in 1997 and 1996, respectively. Interest income varies depending upon the cash balances and prevailing interest rates from period to period. Interest expense was $27,000 and $134,000 in 1997 and 1996, respectively. The decrease in interest expense during 1997 was attributable to the decreased level of capital lease obligations.

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

    The completion of the initial public offering in November 1993 constituted a change in ownership that limits the net operating losses that can be used to offset taxable income in future years. The private placement offerings in November 1994, June 1995 and January 1996 may also have constituted changes in ownership which may limit the net operating loss that can be used to offset taxable income in future years. No recent analysis has been performed by the Company to determine whether such ownership change has occurred or to what extent the utilization of net operating losses will be limited. (See Note 10 of Notes to Financial Statements)

RESULTS OF OPERATIONS--1996 COMPARED TO 1995

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

    The Company has entered into capital leases with three major equipment leasing companies at effective interest rates ranging from 6% to 15%. The aggregate principal amount under these capital leases, including the current portion, totaled $292,000 as of December 31, 1997. In addition, although the Company has no material commitments to purchase capital equipment, the Company intends to purchase approximately $100,000 over the next twelve months for capital equipment in connection with the continued support of its manufacturing and engineering operations and business information systems.* The Company expects that these purchases will be under capital leases.*

    The Company's cash and cash equivalents at December 31, 1997 were $2,052,000, of which $160,000 was restricted. (See Note 1 of Notes to Financial Statements) The Company's working capital at December 31, 1997 was $2,361,000. Decreases in the accounts receivable balance and in inventory levels along with increases in accounts payable in 1997 were offset by decreases in accrued expenses and deferred revenue and increases in short-term investments and prepaid expenses and operating losses led to a total cash used in operations of $710,000. The decrease in accounts receivable, deferred revenue, and inventory is mainly attributable to the decreased revenues for the year, while the decrease in accrued expenses is mainly due a decrease in the Company restructuring reserve associated with the Company's restructuring in 1996. Investing activities used $602,000, while financing activities used $348,000.

    The Company expects that it will require additional funding, although it is unable to predict the precise amount or date that such funding will be required.* The Company is currently considering alternative sources for expected future funding, including equity or debt financings, corporate partnering relationships involving up-front payments and/or equity investments, sales of technology and other alternatives. The Company has not yet identified which, if any, of these courses it will pursue, nor has it received commitments from any such sources for any funding of any kind. Accordingly, there can be no assurance that any such funding will be available on reasonable terms or at all. If adequate funds are not available as required, the Company's ability to develop new products, fulfill product orders, as well as the Company's financial position and results of operations, will be adversely affected. In particular, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that are highly dilutive to existing stockholders. The Company's future capital needs will depend upon numerous factors, including the progress of the Company's research and development activities, the extent and timing of the acceptance of the Company's products, the cost of increasing the Company's sales, marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with certainty, and therefore there can be no assurance that the Company will not require funding earlier than anticipated.

    The Company believes its existing cash and cash equivalents and cash generated from operations will be sufficient to fund its operations for at least the next 12 months. All cash in excess of working capital requirements will be kept in short-term, investment grade securities.

The Company has 1,614,000 outstanding warrants entitling the holders to purchase 2,033,342 shares of the Company's common stock at an exercise price of $6.393; 75,000 warrants outstanding which entitle the holders to purchase shares of the Company's common stock at an exercise price of $3.375; and 3,000 outstanding warrants to purchase shares of the Company's common stock at $18.00 per share. In addition, there are 67,000 warrants outstanding each of which entitles the holder to purchase 2.53 shares of the Company's common stock and an additional warrant to purchase 1 share of the Company's common stock at $6.393 per share.

FACTORS WHICH EFFECT FUTURE RESULTS AND FINANCIAL CONDITIONS

    The Company has conducted a review of its products, information technology and facilities computer systems to identify all software that could be affected by the "Year 2000" issue and has developed or is developing product implementation plans to address this issue. The Company expects all Year 2000 conversion projects to be completed on a timely basis. While the Company does not believe its computer systems or applications currently in use will be adversely affected by the upcoming change in the century, the Company has not made an assessment as to whether any of its customers, suppliers or service providers will be so affected. Failure of the Company's software or that of its customers, suppliers or service providers could have a material adverse impact on the Company's business, financial condition and result of operations. Provided the Company's "Year 2000" projects are completed on a timely basis, the expense of these projects, and its related effect on the Company's earnings, is not expected to be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is as listed in Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" and "Executive Officers'contained in the Company's 1998 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is included in the section captioned "Executive Compensation" contained in the Company's 1998 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is included in the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's 1998 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not applicable.

------------------------------

With the exception of the information specifically incorporated in Items 10, 11 and 12 of this Form 10-K, the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders is not deemed "filed" as part of this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1) Financial Statements

    The Financial Statements, together with the report thereon of KPMG Peat Marwick LLP., are included on the pages indicated below.

                                                                                                                PAGE
                                                                                                                -----
Balance Sheets as of
  December 31, 1997 and 1996...............................................................................         F-1
Statements of Operations for the years ended December 31, 1997, 1996 and 1995..............................         F-2
Statements of Stockholders' Equity--December 31, 1997, 1996 and 1995.......................................         F-3
Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995.............................         F-4
Notes to Financial Statements..............................................................................         F-5
Independent Auditors' Report...............................................................................        F-22
(a) (2) Financial Statement Schedule

    The following schedule and report of independent public accountants are filed herewith:

                                                       PAGE NO.
                                                       -----------------------------------------------------
Schedule II   Valuation and Qualifying Accounts        S-1
Report of Independent Accountants on Financial         S-2
  Statement Schedule.................................

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

4.1        Form of Representative's Warrant.+

4.2        Form of Common Stock Certificate.+

4.3        Form of Warrant Agreement (including Form of Common Stock Purchase Warrant).+

10.1       Form of Indemnification Agreement for directors and officers.+

10.2       1988 Stock Incentive Plan and forms of options agreements thereunder.+*

10.3       1993 Stock Purchase Plan and form of Subscription Agreement.+*

10.4       Sublease between Science Park Limited Partnership I and the Registrant dated as of July 1, 1993.+

10.5       Lease between Sun Life Assurance Company of Canada and the Registrant dated as of May 5, 1993.+

10.6       Employment Agreement between the Registrant and Scott Gibson.+*

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

10.10      License Agreement between Inova Microelectronics Corporation and the Registrant dated as of June 12, 1991.+

10.11      Technology Development Agreement between Meidensha Corporation and the Registrant dated as of March 12,
           1992.+

10.12      Technology Development Agreement between Sharp Corporation and the Registrant dated as of January 5, 1989.+

10.13      Technology Development Agreement between Mitsubishi Electric Corporation and the Registrant dated as of
           January 5, 1989.+

10.14      Asset Purchase Agreement between Eastman Kodak Company and the Registrant dated October 28,1997.+++

23.1       Consent of KPMG Peat Marwick LLP++

27         Financial Data Schedule

    (b) Reports on Form 8-K

    On November 11, 1997 the Company filed with the Securities and Exchange Commission a report on Form 8-K to report the Company's acquisition of Eastman Kodak Company's OCR product line under an Assets Purchase Agreement dated October 28, 1997.

-----------------------------

+  Incorporated by reference to the Registration Statement on Form S-1 (File No.
    33-67882) as declared effective on November 3, 1993 by the Securities and Exchange Commission.

++ Included in this Report on Form 10-K, on page S-2.

+++Incorporated by reference in the Registrants current report on Form 8-K dated
    November 11, 1997.

* This exhibit constitutes a management contract or compensatory plan or arrangement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March 1998.

                                ADAPTIVE SOLUTIONS, INC.

                                By               /s/ DANIEL J. MEUB
                                     ------------------------------------------
                                                   Daniel J. Meub
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant in the capacities indicated, on the       th day of March 1998.


SIGNATURE                             TITLE
---------                             -----

/s/ DANIEL J. MEUB                    President and Chief Executive Officer
------------------------------        (Principal Executive Officer)
Daniel J. Meub

/s/ RICHARD L. BOONSTRA               Controller
------------------------------        (Principal Financial Officer)
Richard L. Boonstra

/s/ SCOTT GIBSON                      Chairman of the Board of Directors
------------------------------
Scott Gibson

 /s/ JEAN-CLAUDE PETERSCHMIT          Director
------------------------------
Jean-Claude Peterschmit

/s/ FREDERICK M. HANEY                Director
------------------------------
Frederick M. Haney

/s/ T. PETER THOMAS                   Director
------------------------------
T. Perter Thomas

/s/ DAN HAMMERSTROM PH.D.             Director
------------------------------
Dan Hammerstrom, Ph.D.

/s/ DAVID WOOD                        Director
------------------------------
David Wood

                            ADAPTIVE SOLUTIONS, INC.

                                 BALANCE SHEETS

                                  (In thousands)

                                                                                                     DECEMBER 31,
                                                                                                 --------------------
                                                                                                   1997       1996
                                                                                                 ---------  ---------
                                            ASSETS
CURRENT ASSETS:
   Cash and cash equivalents...................................................................  $   1,892  $   3,612
   Restricted cash ............................................................................        160         --
   Short-term investments .....................................................................        337         --
   Accounts receivable, net ...................................................................        915      1,084
   Inventory, net..............................................................................        536      1,007
   Prepaid expenses and other assets...........................................................         72         33
                                                                                                 ---------  ---------
      TOTAL CURRENT ASSETS ....................................................................      3,912      5,736
                                                                                                 ---------  ---------
FIXTURES AND EQUIPMENT, net ...................................................................        679      1,337

INTANGIBLE ASSETS..............................................................................         99         --

OTHER ASSETS...................................................................................        148        139
                                                                                                 ---------  ---------
                                                                                                 $   4,838  $   7,212
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable............................................................................  $     286  $     115
   Accrued expenses............................................................................        452      1,626
   Current portion of capital lease obligations................................................        254        447
   Deferred revenue............................................................................        183        720
   Notes payable...............................................................................        376         --
                                                                                                 ---------  ---------
      TOTAL CURRENT LIABILITIES................................................................      1,551      2,908
                                                                                                 ---------  ---------
CAPITAL LEASE OBLIGATIONS, less current portion................................................         38        259
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock; no par value.Authorized 5,000 shares at 1997 and 1996; no shares issued or
  outstanding at December 31, 1997 and 1996....................................................     --         --
Common stock, no par value. Authorized 30,000 shares at 1997 and 1996; issued and outstanding
  7,292 shares and 6,961 shares at 1997 and 1996, respectively                                      31,462     31,104
Accumulated deficit............................................................................    (28,213)   (27,059)

      TOTAL STOCKHOLDERS' EQUITY...............................................................      3,249      4,045
                                                                                                 ---------  ---------
                                                                                                 $   4,838  $   7,212
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    See accompanying notes to financial statements.

                            ADAPTIVE SOLUTIONS, INC.

                            STATEMENTS OF OPERATIONS

                       (In thousands, except per share data)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
REVENUES:
   Net product revenue...............................................................  $   2,711  $   6,265  $   9,423
   Research and development revenue..................................................        559      1,010      1,354
                                                                                       ---------  ---------  ---------
       TOTAL REVENUES................................................................      3,270      7,275     10,777
                                                                                       ---------  ---------  ---------
OPERATING COSTS AND EXPENSES:
   Cost of product revenue...........................................................        765      5,382      6,132
   Research and development..........................................................      1,266      2,705      3,587
   Sales and marketing...............................................................        800      1,888      3,305
   General and administrative........................................................      1,000      2,953      1,138
   In-process research and development...............................................        216         --         --
   Discontinued product lines........................................................        456         --         --
                                                                                       ---------  ---------  ---------
      TOTAL OPERATING COSTS AND EXPENSES.............................................      4,503     12,928     14,162
                                                                                       ---------  ---------  ---------
      OPERATING LOSS.................................................................     (1,233)    (5,653)   (3,385)

Interest income......................................................................        114        170        158
Interest expense.....................................................................        (27)      (134)     (185)
Gain (loss) on sale of assets........................................................         (8)        67         --
                                                                                       ---------  ---------  ---------
      LOSS BEFORE INCOME TAXES.......................................................     (1,154)    (5,550)   (3,412)
Income tax expense...................................................................         --         --         --
                                                                                       ---------  ---------  ---------
      NET LOSS.......................................................................  $ (1,154)  $ (5,550)  $ (3,412)
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
NET LOSS PER SHARE:
Basic and diluted....................................................................  $    (.16) $    (.82)     $(.61)
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

SHARES USED IN CALCULATING NET LOSS PER SHARE:
Basic and diluted....................................................................      7,043      6,791      5,605

    See accompanying notes to financial statements.

                            ADAPTIVE SOLUTIONS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (In thousands)

                                         PREFERRED STOCK            COMMON STOCK                                        TOTAL
                                     ------------------------  ----------------------    UNEARNED     ACCUMULATED   STOCKHOLDERS
                                       SHARES       AMOUNT       SHARES      AMOUNT    COMPENSATION     DEFICIT         EQUITY
                                     -----------  -----------  -----------  ---------  -------------  ------------  ------------
BALANCE, December 31, 1994..........      --           $  --         5,039   $ 25,481         $(597)    $ (18,097)     $   7,325

Sale of common stock................      --              --           829      3,090             --             --        3,090
Issuance of common stock under
option plans........................      --              --           146        103             --             --          103
Amortization of unearned
compensation........................      --              --            --         --             42             --           42
Net loss............................      --              --            --         --             --        (3,412)      (3,412)
                                     -----------  -----------  -----------  ---------  -------------  ------------  ------------
BALANCE, December 31, 1995..........      --              --         6,014     28,674           (17)       (21,509)        7,148

Sale of common stock...............       --              --           635      2,207             --             --        2,207
Issuance of common stock under option
  plans.............................      --              --           312        223             --             --          223
Amortization of unearned
compensation........................      --              --            --         --             17             --           17
Net loss............................      --              --            --         --             --        (5,550)      (5,550)
                                     -----------  -----------  -----------  ---------  -------------  ------------  ------------
BALANCE, December 31, 1996..........      --              --         6,961     31,104             --       (27,059)        4,045

Issuance of common stock under option
  plans.............................      --              --            27         13             --            --            13
Issuance of common stock for services     --              --            30         24             --            --            24
Issuance of common stock in
acquisition.........................      --              --           274        321             --             --          321
Net loss............................      --              --            --         --             --        (1,154)      (1,154)
                                     -----------  -----------  -----------  ---------  -------------  ------------  ------------
BALANCE, December 31, 1997..........      --           $  --         7,292   $ 31,462    $        --    $  (28,213)     $  3,249
                                     -----------  -----------  -----------  ---------  -------------  ------------  ------------

    See accompanying notes to financial statements.

                            ADAPTIVE SOLUTIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                $(1,154)    $(5,550)  $(3,412)
  Adjustments to reconcile net loss to net cash provided by (used) in operating activities (net of effects of acquisition):
    Depreciation and amortization....................................................        198        654        519
    Acquired in-process research and development.....................................        216         --         --
    (Gain) loss on sale of assets....................................................          8        (67)        --
    Amortization of unearned compensation............................................         --         17         42
    Reversal of accrued restructuring charges not incurred...........................       (332)        --         --
    Issuance of common stock for services............................................         24         --         --
    Changes in assets and liabilities:
      Accounts receivable............................................................        169      3,136     (2,997)
      Inventory......................................................................        931      1,878     (1,720)
      Prepaid expenses and other assets..............................................          1        348       (253)
      Accounts payable...............................................................        171       (710)       503
      Accrued expenses...............................................................       (246)       417        694
      Deferred revenue...............................................................       (756)       653        (38)
                                                                                        ---------  ---------  ---------
        Net cash provided by (used in) operating activities..........................       (770)       776     (6,662)
                                                                                        ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets.......................................................        317        102          --
  Purchases of fixtures and equipment................................................       (221)       (45)      (319)
  Purchase of long-term investment...................................................         (9)      (132)         --
  Purchase of short-term investments.................................................       (339)         --         --
  Net cash paid in acquisition.......................................................       (350)         --         --
                                                                                        ---------  ---------  ---------
        Net cash used in investing activities........................................       (602)       (75)      (319)
                                                                                        ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and option exercises........................          13      2,430      3,193
  Payments on capital lease obligations..............................................       (448)      (493)      (229)
  Proceeds from notes payable........................................................         247         --         --
  Restricted Cash....................................................................       (160)         --         --
                                                                                        ---------  ---------  ---------
        Net cash provided by (used in) financing activities..........................       (348)      1,937      2,964
                                                                                        ---------  ---------  ---------
        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................     (1,720)     2,638     (4,017)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......................................      3,612        974       4,991
                                                                                        ---------  ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR.............................................   $   1,892  $   3,612  $     974
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest...............................................................  $      27  $     120  $     185
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    See accompanying notes to financial statements.

                            ADAPTIVE SOLUTIONS,INC.

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996
               (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT DATA)

Note 1: Summary of Significant Accounting Policies

OPERATIONS

    Adaptive Solutions, Inc. (the Company) designs and markets high performance computer assisted data entry products and image recognition solutions targeted at the health care, transportation, and government markets.

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

RESTRICTED CASH

    For purposes of maintaining available credit, the Company has placed $160 in cash and cash equivalents into restricted accounts.

SHORT-TERM INVESTMENTS

    At December 31, 1997, the Company had investments in debt securities classified as available for sale securities and carried at cost which approximates market value. See note 5.

ACCOUNTS RECEIVABLE

    Accounts receivable are shown net of allowance for doubtful accounts of $183 and $180 at December 31, 1997 and 1996, respectively.

INVENTORY

    Inventory is stated at the lower of cost, using the average cost method, or market.
                                                               (Continued)

                            ADAPTIVE SOLUTIONS,INC.

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

INTANGIBLE ASSETS

    During fiscal 1997, intangible assets of $99 were acquired in connection with the purchase of Eastman Kodak Company's (Kodak) optical character recognition business. The intangible assets are being amortized on a straight-line basis over an amortization period of one to three years. There was no amortization expense recorded in the year ended December 31, 1997. See note 2.

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

    During fiscal 1997, the Company recognized $750 in revenue as a result of changes in an agreement with a significant customer. A technology license agreement (the Agreement) with this significant customer was terminated during fiscal 1997 and the Company negotiated a settlement for amounts originally due under the Agreement. This revenue was recognized when no significant contractual obligations remained and is shown as a component of product revenue in the Statement of Operations.

PRODUCT WARRANTIES

    The Company provides a one-year warranty for parts and labor on all hardware products. Expected future product warranty expense is recorded when a product is sold.

RESEARCH AND DEVELOPMENT COSTS

    Research and Development costs are expensed as incurred.
                                                               (Continued)

                            ADAPTIVE SOLUTIONS,INC.

                         NOTES TO FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT DATA)

SOFTWARE DEVELOPMENT COSTS

    Under Statement of Financial Accounting Standards (SFAS) No. 86, software development costs are to be capitalized beginning when a product's technological feasibility has been established and ending when a product is made available for general release to customers. To date, the establishment of technological feasibility of the Company's products has occurred shortly before general release and, accordingly, no costs have been capitalized.

FOREIGN CURRENCY TRANSACTIONS

    Foreign currency transaction gains and losses are included as a component of other income and expense.

ADVERTISING

    The Company expenses the costs of advertising when the costs are incurred. Advertising expense was $22, $99 and $25 for the years ended December 31, 1997, 1996 and 1995, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

    Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", established criteria for and requires recognition of impairment of losses on long-lived assets. SFAS 121 also prescribes the accounting for long-lived assets that are expected to be disposed of in future periods. The Company adopted SFAS 121 in fiscal year 1997. The adoption of this standard did not have a material effect on the financial statements of the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Fair value estimates are made at a specific point in time, based on current market values about the financial instruments when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
                                                                     (Continued)
                                       F-7

                            ADAPTIVE SOLUTIONS,INC.

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

NET LOSS PER COMMON AND COMMON EQUIVALENT SHARES

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS 128 changes the standards for computing and presenting earnings per share (EPS) and supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 simplifies the standards for computing earnings per share and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This statement requires restatement of all prior-period EPS data presented.

    The adoption of SFAS 128 had no effect on the previously reported loss per share amounts for the years ended December 31, 1997 and 1996. In those periods, primary loss per share was the same as basic loss per share and fully diluted loss per share was the same as diluted loss per share. Losses were reported in all periods presented and, accordingly, the denominator was equal to the weighted average outstanding shares with no consideration for outstanding options to purchase shares of the Company's common stock, because to do so would have been anti-dilutive. Stock options and warrants for the purchase of 3,769; 3,124; and 3,325 shares at December 31, 1997, 1996 and 1995, respectively, were not included in loss per share calculations, because to do so would have been anti-dilutive.

                                                               (Continued)

                            ADAPTIVE SOLUTIONS,INC.

               (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT DATA)

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

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130 (SFAS No. 130), "Reporting Comprehensive Income". This SFAS established standards for reporting and displaying comprehensive income and its components in general-purpose financial statements. Comprehensive net income includes net income and several other items that current accounting standards require to be recognized outside of net income. This SFAS is effective for fiscal years beginning after December 15, 1997 and, as such, will be adopted by the Company in 1998. The Company does not expect implementation to have a material impact on the financial statements.

    Also in June 1997, the FASB issued SFAS No. 131, "Disclosure about segments of an Enterprise and Related Information". This SFAS requires public enterprises to report certain information about their operating segments in a complete set of financial statements to shareholders. It also requires reporting of certain enterprise-wide information about the Company's products and services, its activities in different geographic areas and its reliance on major customers. The basis for determining the Company's operating segments in the manner in which management operates the business. This SFAS is effective for fiscal years beginning after December 15, 1997 and, as such, will be adopted by the Company in 1998. The Company does not expect implementation to have a material impact on the financial statements.

RECLASSIFICATIONS

    Certain reclassifications have been made to the 1995 and 1996 financial statements to conform with the 1997 presentation.

                                                               (Continued)

                            ADAPTIVE SOLUTIONS,INC.

               (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT DATA)

Note 2: Acquisition of Assets

    On October 30, 1997, the Company purchased Kodak's optical character recognition business, including certain inventory of finished goods and work-in-process, certain ancillary equipment used in the business, all of Kodak's rights in and documentation relating to the business, certain service contracts, all of Kodak's customer lists and records related to the business, Kodak's intelligent character recognition technology and rights, and Kodak's optical character recognition technology, patents, and rights. The consideration paid for the assets to Kodak was approximately $950, composed of $350 cash at closing, 274 shares of the Company's common stock and a promissory note in the amount of $300 secured by the assets purchased. The Company has agreed to register the shares of common stock and has guaranteed Kodak will obtain net proceeds from the sale of such stock of $333. The promissory note will bear no interest and is payable in monthly installments of $50 commencing October 1, 1998 and continuing monthly thereafter until paid in full.

    In connection with the acquisition, the Company acquired ongoing research and development activities of Kodak, resulting in one time pre-tax charge of $216 related to the write-off of certain in-process research and development costs. The value assigned to the in-process research and development represents those research and development efforts in process at the acquisition date for which technological feasibility had not yet been established and which had no alternative future uses. Accounting principles require that such cost be charged to expense as incurred.

    The Company accounted for the acquisition using the purchase method and valued the transaction at approximately $1 million. The excess of fair value of net assets acquired over the acquisition cost was allocated to reduce the majority of the assets purchased on a pro rata basis.

    The following presents the results of operations on a pro forma basis for the two most recent years:

                                                                                                   1997       1996
                                                                                                 ---------  ---------
Total
revenues.................................................................................       $   4,182  $    9,439
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
Net loss.......................................................................................  $ (1,212)  $ (4,976)
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
Net loss per share:
Basic and diluted..............................................................................  $   (.17)  $   (.73)
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

                                                               (Continued)

                            ADAPTIVE SOLUTIONS,INC.

               (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT DATA)

Note 3: Inventory

    Inventory, net of reserves for obsolete inventory of $393 and $191 at December 31, 1997 and 1996, consists of the following:

                                                                                                       DECEMBER 31,
                                                                                                   --------------------
                                                                                                     1997       1996
                                                                                                   ---------  ---------
Raw materials....................................................................................  $     439  $   1,001
Work in process..................................................................................          2         --
Finished goods...................................................................................         95          6
                                                                                                   ---------  ---------
Inventory, net...................................................................................  $     536  $   1,007
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------

Note 4: Fixtures and Equipment

Fixtures and equipment consist of the following:

                                                                                                      DECEMBER 31,
                                                                                                  --------------------
                                                                                                    1997       1996
                                                                                                  ---------  ---------
Equipment.......................................................................................  $     655  $   2,600
Fixtures........................................................................................         29        131
Software........................................................................................        513      1,096
Leasehold improvements..........................................................................        --          22
                                                                                                  ---------  ---------
                                                                                                      1,197      3,849
Less accumulated depreciation and amortization..................................................       (518)    (2,512)
                                                                                                  ---------  ---------
Fixtures and equipment, net.....................................................................  $     679  $   1,337
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------

                                                               (Continued)

                            ADAPTIVE SOLUTIONS,INC.

               (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT DATA)

Note 5: Investment in Mimetics

    The Company has an investment in Mimetics SA (Mimetics), a French company, which develops and markets high accuracy, high speed data entry recognition software for reading printed documents. The investment consists of approximately a 4% ownership interest or $148 and $139 at December 31, 1997 and 1996, respectively, which is accounted for under the cost method and recorded in other assets.

    At December 31, 1997, the Company held $337 in Mimetics convertible debentures bearing interest at 5% per annum. The Mimetics convertible debentures were partially financed with proceeds from a note payable in the amount of $247 obtained from certain unrelated outside investors. Upon conversion of the outstanding debentures, the Company would have approximately an 8% ownership interest in Mimetics. The note payable bears interest at 5% per annum and is due when certain events, specified in the note, occur relating to additional investment in or transactions with Mimetics.

    All components of the transactions related to Mimetics are denominated in French Francs.

Note 6: Accrued Expenses

Accrued expenses consist of the following:

                                                                                                       DECEMBER 31,
                                                                                                   --------------------
                                                                                                     1997       1996
                                                                                                   ---------  ---------
Accrued vacation and personal leave..............................................................  $     104  $     102
Accrued warranty costs...........................................................................         87        179
Accrued sales return reserve.....................................................................        175        188
Accrued restructuring expenses...................................................................         --        951
Other............................................................................................         86        206
                                                                                                   ---------  ---------
Accrued expenses.................................................................................  $     452  $   1,626
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------

                                                               (Continued)

                            ADAPTIVE SOLUTIONS,INC.

               (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT DATA)

    During the second quarter of 1996, management and the Board of Directors of the Company authorized and committed the Company to a restructuring of its organizational and product strategies. The restructuring included discontinuing production of chips from raw wafers and closing the California manufacturing facility. Additionally, a certain product line was discontinued. The Company recorded costs of $2,817 associated with these changes. The costs were charged to the related expense categories. The primary components of this charge related to employee termination costs ($521), lease termination costs ($200), reserves for inventory ($1,056) and fixtures and equipment write-downs ($1,040). The employee termination costs related to twenty-seven employees, primarily chip development and design engineers, manufacturing staff and certain sales and marketing staff, were all paid during the year. At December 31, 1996, there was $951 of accrued restructuring costs relating to lease termination costs ($200) and fixtures and equipment ($751).

    During fiscal 1997, the Company completed the restructuring. The Company was able to sell certain fixtures and equipment that had been reserved for as part of the restructuring which resulted in a reversal of $332 recorded in general and administrative expenses in the statements of operations.

Note 7: Stockholders' Equity

Common Stock

    The Company has the right to repurchase common stock of former employees within three years of termination of employment if confidentiality or non-competition agreements, if any, have been breached by the former employee. The repurchase price for such shares is the original purchase price.

    At December 31, 1997, the Company has reserved shares of common stock for issuance as follows:


Issuance to employees and consultants under option plans......................       150
Issuance to employees under employee stock purchase plan......................     2,400
                                                                                ---------
                                                                                   2,550
                                                                                ---------
                                                                                ---------

                                                               (Continued)

                            ADAPTIVE SOLUTIONS,INC.

               (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT DATA)

Warrants

    At December 31, 1997, warrants to purchase 1,614 shares of the Company's common stock were outstanding. Each warrant entitles the registered holder thereof to purchase 1.26 shares of the Company's common stock for $6.393. These warrants expire November 3, 1998. The warrant exercise prices are subject to adjustment under certain circumstances. The warrants are subject to redemption by the Company at $.05 per warrant on 30 days' prior written notice to the warrant holders (i) if the closing bid price of the common stock as reported on NASDAQ averages in excess of 150% of the then current exercise price of the warrants for a period of 20 consecutive trading days ending within 15 days of the notice of redemption, or (ii) with the prior written consent of the underwriter.

    The following warrants are also outstanding at December 31, 1997:

        1) Warrants to purchase 75 shares of the common stock for $3.375 per share. These warrants expire November 23, 1999.

        2) Warrants to purchase 3 shares of common stock which were issued in conjunction with certain capital lease obligations. These warrants are exercisable through November 3, 1998 at an exercise price of $18.00 per share.

        3) 67 warrants that entitle the registered holder thereof to purchase, for $11.40, a 'unit' comprised of 2.53 shares of common stock and 1 warrant to purchase 1 share of common stock. These warrants expire November 3, 1998.

Note 8: Employee Stock Purchase Plan

    In 1993, the Company adopted an employee stock purchase plan (the Plan) whereby a total of 150 shares of common stock have been reserved for issuance pursuant to the Plan. The Plan permits eligible employees to purchase common stock of the Company through payroll deductions, which may not exceed 10% of an employee's base compensation, including commissions, bonuses, and overtime, at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period as defined in the Plan. No shares had been issued under the plan as of December 31, 1997.

                                                               (Continued)

                            ADAPTIVE SOLUTIONS,INC.

               (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT DATA)

Note 9: Stock Option Plans

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

    The Company has computed the value of all options granted during 1996 and 1995 using the Black-Scholes pricing model as prescribed under SFAS No. 123 for pro forma disclosure purposes. The following weighted average assumptions were used for the grants made in 1997, 1996 and 1995:

                                                                                  1997        1996         1995
                                                                               ----------  -----------  -----------
Risk free interest rate.......................................................       6.0%         6.0%         6.0%
Expected life................................................................. 1.84 years   1.84 years   1.84 years
Dividend rate.................................................................         0%           0%           0%
Expected volatility...........................................................      93.7%        85.4%        85.4%

    The total value of options granted during 1997, 1996 and 1995 was $397, $600 and $518, respectively. The options granted in 1996 and 1995 have either a four-year or a one-year vesting schedule and compensation would be amortized on a pro forma basis over the respective period. The options granted in 1997 have a three year vesting schedule and compensation would be amortized on a pro forma basis over that period. The weighted average fair value of options granted during 1997,1996 and 1995 was $.82, $.83 and $4.03 per share, respectively. If the Company had accounted for these compensation costs in accordance with SFAS No. 123, the Company's net loss and pro forma net loss per share would have increased by the following pro forma amounts:

                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------
Net loss:
As reported..................................................................     $(1,154)   $(5,550)   $(3,412)
Pro forma....................................................................      (1,465)    (5,811)    (3,464)

Basic and diluted net loss per share:

As reported..................................................................        (.16)      (.82)      (.61)
Pro forma....................................................................        (.21)      (.86)      (.62)

                                                               (Continued)

                            ADAPTIVE SOLUTIONS,INC.

               (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT DATA)


    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to January 1, 1995, and additional awards are expected in future years. At December 31, 1997, options for 1,492 shares were outstanding with exercise prices of $.30-$3.375, a weighted average exercise price of $.93 and a remaining weighted average contractual life of 8.53 years and 404 shares were available for future grant. At December 31, 1997, options to purchase 671 shares at a weighted average exercise price of $1.07 were exercisable. Stock options outstanding and transactions involving the stock option plan are summarized as follows:

                                                                                                           WEIGHTED
                                                                                                            AVERAGE
                                                                                              NUMBER OF    EXERCISE
                                                                                               SHARES        PRICE
                                                                                             -----------  -----------
Options outstanding at December 31, 1994...................................................         972    $    1.01

Options:
Granted....................................................................................         331         5.91
Exercised..................................................................................        (146)         .71
Expired....................................................................................         (39)        3.59
Canceled...................................................................................          --           --
                                                                                                  -----        -----
Options outstanding at December 31, 1995...................................................       1,118         1.78

Options:
Granted....................................................................................       1,085         2.58
Exercised..................................................................................        (312)         .76
Expired....................................................................................        (714)        4.07
Canceled...................................................................................        (330)        4.19
                                                                                                  -----        -----
Options outstanding at December 31, 1996...................................................         847         1.08

Options:
Granted....................................................................................         764          .87
Exercised..................................................................................        (27)          .45
Expired....................................................................................          --           --
Canceled...................................................................................         (92)        1.17
                                                                                                   -----        -----
Options outstanding at December 31, 1997...................................................        1,492         $.91
                                                                                                   -----        -----
                                                                                                   -----        -----

                                                               (Continued)

                            ADAPTIVE SOLUTIONS,INC.

               (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT DATA)


    The options outstanding and exercisable consist of two primary exercise price pools. There are 197 options outstanding with weighted average exercise prices of $.40 and remaining contractual lives of 4.63 years and there are 1,295 options outstanding with a weighted average exercise price of $.99 and remaining contractual lives of 9.12 years. There are 197 options exercisable with a weighted average exercise price of $.40 and there are 474 options exercisable with a weighted average exercise price of $1.35.

Note 10: Income Taxes

    The difference between the expected tax expense (benefit), computed by applying the federal statutory rate of 34% to income (loss) before taxes, and the actual tax expense (benefit) of $-0- is primarily due to the increase in the valuation allowance for deferred tax assets.

    At December 31, 1997, the Company has net operating loss carryforwards of approximately $25,900 to offset against future income for federal and state tax purposes. These carryforwards expire in 2003 through 2012.

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

    A provision of the Tax Reform Act of 1986 required the utilization of net operating losses and credits be limited when there is a change of more than 50% in ownership of the Company. Such a change occurred with the sale of preferred stock in 1990 and the initial public offering in 1993. Accordingly, the utilization of the net operating loss carryforwards generated from periods prior to August 21, 1990 and the period from August 22, 1990 to November 1, 1993 is limited; the amounts subject to the limitation are approximately $1,100 and $10,700, respectively.

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

                                                               (Continued)
                                       F-17

                            ADAPTIVE SOLUTIONS,INC.

               (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT DATA)


    At December 31, 1997, the Company is in a net deferred tax asset position resulting primarily from net operating loss carryforwards and has recorded a valuation allowance for all deferred tax assets in excess of existing deferred liabilities. The Company's deferred tax position at December 31, 1997 and 1996 is as follows:

                                                                                                  1997       1996
                                                                                                ---------  ---------
Current deferred tax assets...................................................................  $     412  $     797
Valuation allowance...........................................................................       (412)      (797)
Non-current deferred tax assets...............................................................     10,160      9,430
Valuation allowance...........................................................................    (10,141)    (9,267)
Non-current deferred tax liabilities..........................................................        (19)      (163)
                                                                                                ---------  ---------
     Net deferred taxes.......................................................................  $      --   $     --
                                                                                                ---------  ---------
                                                                                                ---------  ---------

    The total valuation allowance for deferred tax assets as of December 31, 1997 and 1996 was $10,552 and $10,064, respectively. The net change in the total valuation allowance for the years ended December 31, 1997 and 1996 was an increase of $448 and $2,515, respectively.

                                                               (Continued)

                            ADAPTIVE SOLUTIONS,INC.

               (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT DATA)


Note 11: Commitments

LEASES

    The present value of future minimum capital lease payments as of December 31, 1997 and future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) are:

                                                 CAPITAL    OPERATING
                                                  LEASES     LEASES
                                                ----------  ----------
Year ending December 31:
   1998                                          $     270   $     179
   1999                                                 29         145
   2000                                                 13          67
   2001                                                 --           9
   2002 and thereafter                                  --           5
                                                 ---------   ---------
      Total minimum lease payments............         312   $     405
                                                             ---------
                                                             ---------
Less amount representing interest (at rates
  ranging from 6% to 15%).....................          20
                                                ----------
      Present value of net minimum capital lease       292
        payments..............................
Less current portion..........................         254
                                                ----------
      Capital lease obligations, less current          $38
        portion...............................
                                                ----------
                                                ----------

    Total rental expense for operating leases was $121, $227 and $380 for fiscal year 1997, 1996 and 1995, respectively.

    The amount of equipment which is secured by capital leases as of December 31, 1997 and 1996 was $1,063 and $2,060 less accumulated amortization of $480 and $1,061, respectively.

    The Company subleases a facility to a non-affiliated private company for $6 per month. Total sublease rentals to be received are $74 and $50 for the years ending December 31, 1998 and 1999, respectively.

                                                               (Continued)

                            ADAPTIVE SOLUTIONS,INC.

               (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT DATA)

LETTERS OF CREDIT

    The Company had no outstanding letters of credit at December 31, 1997 and 1996.

Note 12: Summary of Non-Cash Transactions

    During the years ended December 31, 1997, 1996 and 1995, the Company entered into capital lease obligations amounting to approximately $34, $227, and $1,006, respectively, to acquire fixtures and equipment.

    During 1997, the Company wrote off $619 of fixed assets which had been recorded as accrued restructuring costs at December 31, 1996.

    During 1997, as part of an acquisition, the Company acquired assets and assumed liabilities, net of cash paid of $671. The Company issued $321 in common stock and $300 in a note payable as part of this acquisition, resulting in a net payment of $350 in cash as part of the acquisition (see Note 5).

Note 13: Geographic Information

Net product and other revenues, by geographic region, were as follows:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                        1997       1996       1995
                                                                                      ---------  ---------  ---------
United States.......................................................................  $   3,194  $   4,898  $   6,095
Europe..............................................................................         24        434      4,519
Asia and Pacific Rim................................................................         52      1,943        163
                                                                                      ---------  ---------  ---------
Total revenues......................................................................  $   3,270  $   7,275  $  10,777
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

                                                               (Continued)

                            ADAPTIVE SOLUTIONS,INC.

               (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT DATA)

Note 14: Major Customers

    Aggregate revenues for two significant customers were 61%, 31% and 75% of total revenues for the years ended December 31, 1997, 1996 and 1995, respectively. Related receivables from these customers were 12%, 7% and 68% of trade accounts receivable at December 31, 1997, 1996 and 1995, respectively.

Note 15: Related Parties

    A letter agreement between the Company and an entity owned by the Chairman of the Company's Board of Directors entered into in December 1992 provides that the Company is to pay $4 per month in connection with business consulting services provided to the Company by the Chairman.

Note 16: Subsequent Event

    On March 2, 1998, the Company acquired all outstanding common shares of Mimetics SA for consideration of 305 shares of common stock and 185 warrants to purchase common stock.

                             INDEPENDENT AUDITORS' REPORT
                             ----------------------------

The Board of Directors and Stockholders
Adaptive Solutions, Inc.:

    We have audited the accompanying balance sheets of Adaptive Solutions, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adaptive Solutions, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Portland, Oregon
February 6, 1998, except as to note 16,
  Which is as of March 2, 1998

                            ADAPTIVE SOLUTIONS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                   (In thousands)

                                                                                    ADDITIONS
                                                                                   CHARGED TO
                                                                       BEGINNING    COSTS AND                    ENDING
                            DESCRIPTION                                 BALANCE     EXPENSES     DEDUCTIONS      BALANCE
                            -----------                               -----------  -----------  -------------  -----------
Year ended December 31, 1995:
Accrued sales return reserve                                           $  --        $     607     $      60     $     547
Accrued warranty costs                                                        88          403           247           244
Reserve for obsolete inventory                                               100          143            96           147
Allowance for doubtful accounts                                               75           60            55            80
Year ended December 31, 1996:
Accrued sales return reserve                                           $     547    $     188     $     547     $     188
Accrued warranty costs                                                       244          179           244           179
Reserve for obsolete inventory                                               147        1,059         1,015           191
Allowance for doubtful accounts                                               80          100            --           180
Year ended December 31, 1997:
Accrued sales return reserve                                           $     188    $     150     $     163     $     175
Accrued warranty costs                                                       179           63           155            87
Reserve for obsolete inventory                                               191          411           209           393
Allowance for doubtful accounts                                              180           63            60           183

                              ADAPTIVE SOLUTIONS,INC.

                         Consent and Independent Auditors' Report
                       on Financial Statement Schedule for Inclusion
                                   in Form 10-K

                                December 31, 1997

                               Dated March 25, 1998

                       CONSENT AND INDEPENDENT AUDITORS' REPORT
                            ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors
Adaptive Solutions, Inc.:

    The audits referred to in our report dated February 6, 1998 included the related financial statement schedule as of December 31, 1997, and for each of the years in the three-year period ended December 31, 1997, as listed in Item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

    We consent to the incorporation by reference in the Registration Statements Nos. 33-86890, 33-67882, 33-42175 and 33-94586 on Form S-3 and No. 33-80040 on
Form S-8 of Adaptive Solutions, Inc. of our reports dated February 6, 1998 relating to the balance sheets of Adaptive Solutions, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows and related schedule for each of the years in the three-year period ended December 31, 1997, which report appears in the December 31, 1997 annual report on Form 10-K of Adaptive Solutions, Inc.

                                                        KPMG Peat Marwick LLP

    Portland, Oregon
    March 14, 1998