Form 10-Q
period 1998-03-31
ADAPTIVE SOLUTIONS INC
filed 1998-05-14
CIK 873952

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   March 31, 1998
                                ----------------

Commission File Number   0-22472
                        ---------

                           ADAPTIVE SOLUTIONS, INC.
------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

     Oregon                                             93-0981962
------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

1400 N.W. COMPTON DRIVE, SUITE 340, BEAVERTON, OR           97006
------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                (503) 690-1236
------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   [ X ] Yes  [   ] No

             Number of shares of common stock outstanding as of
                               March 31, 1998:
                       7,596,851 SHARES, NO PAR VALUE

                              ADAPTIVE SOLUTIONS, INC.

                                 Index to Form 10-Q

                                                                Page No.
                                                                --------
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
         March 31, 1998 and December 31, 1997                       3

         Consolidated Statements of Operations for the
         three months ended March 31, 1998 and 1997                 4

         Consolidated Statements of Cash Flows for the
         three months ended March 31, 1998 and 1997                 5

         Notes to Condensed Consolidated Financial Statements       6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              8-15


PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                           16


SIGNATURES                                                          17


                            ADAPTIVE SOLUTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                   March 31,   December 31,
                                                     1998          1997
                                                   ---------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                        $1,815        $1,892
   Restricted cash                                       -           160
   Short-term investments                                -           337
   Trade accounts receivable, net                    1,126           915
   Inventory, net                                      522           536
   Prepaid expenses and other assets                   118            72
                                                    ------        ------
      Total current assets                           3,581         3,912

Fixtures and equipment - net                           743           679
Intangible assets, net                                 632            99
Other assets                                            49           148
                                                    ------        ------

TOTAL ASSETS                                        $5,005        $4,838
                                                    ------        ------
                                                    ------        ------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $   313        $  286
   Accrued expenses                                    887           452
   Current portion of capital lease
     obligations                                       172           254
   Deferred revenue                                    422           183
   Notes payable                                       184           376
                                                    ------        ------
      Total current liabilities                      1,978         1,551

Capital lease obligations, less current portion         22            38
Long-term debt                                         287             -


Total stockholders' equity                           2,718         3,249
                                                    ------        ------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                              $5,005        $4,838
                                                    ------        ------
                                                    ------        ------

            See accompanying notes to condensed financial statements.

                            ADAPTIVE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                      Three months ended March 31,
                                         1998             1997
                                        ------          ------
REVENUE:
  Net product revenue                   $1,022          $  676
  Service and other revenue                190               -
  Research and development
    revenue                                 56              49
                                        ------          ------
TOTAL REVENUE                            1,268             725

OPERATING COSTS AND EXPENSES
  Cost of product revenue                  213             240
  Research and development                 613             284
  Sales and marketing                      476             202
  General and administrative               191             285
  In-process research and                  678               -
                                        ------          ------
TOTAL OPERATING COSTS AND
EXPENSES                                 2,171           1,011
                                        ------          ------
OPERATING LOSS                            (903)           (286)

Other income\(expense)                      19               8
                                        ------          ------
NET LOSS                                $ (884)         $ (278)
                                        ------          ------
                                        ------          ------
NET LOSS PER SHARE
  Basic and diluted                     $(.012)         $(0.04)
                                        ------          ------
                                        ------          ------
SHARES USED IN CALCULATING
  NET LOSS PER SHARE:
    Basic and diluted                    7,390           6,972
                                        ------          ------
                                        ------          ------

           See accompanying notes to condensed financial statements.

                            ADAPTIVE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                     Three months ended March 31,
                                                     ----------------------------
                                                           1998        1997
                                                          ------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $ (884)     $  (278)
  Adjustments to reconcile net loss to cash
     (used in) operating activities:
      Depreciation and amortization                           76           74
      In-process research and development                    678            0
      Loss on sale of asset                                    0            8
  Changes in assets and liabilities:
     Trade accounts receivable                              (211)         (87)
     Inventory                                                14          233
     Prepaid expenses and other assets                        53            9
     Accounts payable                                         27           (2)
     Accrued expenses                                        435         (615)
     Deferred revenue                                        239         (309)
                                                          ------      -------
        Net cash provided/(used in) operating                427       (1,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets                                  0          869
 Purchases of fixtures and equipment                        (128)         (30)
 Purchases of intangible assets                             (545)           0
                                                          ------      -------
        Net cash provided by(used in) investing             (673)         830

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net                   0           13
 Proceeds from (payments on) capital lease                   (98)        (127)
 Proceeds from (payment on) notes payable                   (192)         247
 Proceeds from of long-term debt                             287            0
 Restricted cash                                             160            0
                                                          ------      -------
        Net cash provided by  financing activities           157          133

 Effect of exchange rate on cash                              12            0
                                                          ------      -------
NET INCREASE(DECREASE) IN CASH AND
   CASH EQUIVALENTS                                          (77)        (349)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                     1,892        3,612
                                                          ------      -------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                              $1,815      $ 3,263
                                                          ------      -------
                                                          ------      -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION -
     Cash paid for interest                               $    6      $    17
     Net assets acquired in acquisition                      637            0
                                                          ------      -------
                                                          ------      -------

           See accompanying notes to condensed financial statements.

                            ADAPTIVE SOLUTIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company in conformity with generally accepted accounting principles for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed, therefore, these financial statements should be read in conjunction with the Company's 1997 annual report to stockholders filed with the Securities and Exchange Commission. In the opinion of management, the condensed financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

INVENTORIES

Inventories are valued at the lower of cost or market with cost determined on the average cost method. The components of inventories are as follows:

                                    March 31, 1998    December 31, 1997
                                    --------------    -----------------
                                      (unaudited)
Finished goods                          $ 462               $ 488
Work in process                             -                   2
Raw materials                             491                 439
Reserve for obsolete inventory           (431)               (393)
                                        -----               -----
                                        $ 522               $ 536
                                        -----               -----
                                        -----               -----

ACQUISITION OF MIMETICS

On March 2, 1998, the Company completed the purchase of all of the remaining outstanding shares of Mimetics S.A. ("Mimetics") of France for 304,545 shares of the Company's common stock and warrants to purchase 184,590 shares of the Company's common stock at a price of $3 per share. These warrants expire March 2, 2002. In August of 1996, the Company entered into a strategic relationship and purchased a minority ownership in Mimetics. In February of 1997, the Company purchased $337,000 in Mimetics convertible debentures. The debentures were partially financed with proceeds from a note payable from certain unrelated outside investors in the amount of $247,000. Mimetics will continue to sell its current products, as well as assist in development of the Company's CADE products and provide European sales, marketing, and distribution channels for the Company's products.

NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

Beginning December 31, 1997 basic and diluted earnings per share (EPS) are computed using the methods prescribed by Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". It requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Prior-period EPS data have been restated to conform with the presentation requirements of SFAS 128.

The adoption of SFAS 128 had no effect on the previously reported loss per share amounts for the quarter ended March 31, 1997. Losses were reported in all periods presented and, accordingly, the denominator was equal to the weighted average outstanding shares with no consideration for outstanding options to purchase shares of the Company's common stock, because to do so would have been anti-dilutive.

COMPREHENSIVE INCOME

On January 1, 1998 the Company adopted SFAS No. 130 "Reporting Comprehensive Income" which established requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total net income(loss) and all other non-owner changes in equity. There was no impact from the adoption of SFAS No. 130.

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


OVERVIEW

Adaptive Solutions, Inc., (the "Company"), was incorporated in Oregon in 1988, and has its principal executive offices located at 1400 NW Compton Drive, Suite 340, Beaverton, Oregon 97006. Since the Company was founded in 1988 it has been a technology leader in advanced pattern recognition and image processing. Today, Adaptive Solutions has become a key provider of complete Computer Assisted Data Entry (CADE) systems. The soon to be introduced EntryLink product line consists primarily of enhancements and extensions to the IMAGELINK OCR Subsystem products and technology that the Company acquired from Eastman Kodak Company ("Kodak") in October of 1997.

The acquisition of this flagship product, along with other system modules developed by the Company, allows the Company to provide complete CADE systems for high volume, mission critical applications. Such systems today front the data entry process for Blue Cross, various DMV's and other major corporate and government accounts across the country. Together with Kodak and other key business partners, Adaptive Solutions is able to deliver a premier solution to the forms processing industry's glut of electronic and paper-based forms for high speed entry into 'intelligent' data systems.

In addition to existing products, this acquisition provided the Company with technology, patents, an installed customer base, and a service business. Acquisition of the Imagelink-Registered Trademark- OCR business created the opportunity to immediately enter a strategically targeted market with a proven product used in many existing production settings. The installed customer base provides ongoing customer relationships and a service revenue stream by assuming current Kodak product maintenance contracts. Moreover, the Company has contracted with Kodak Professional Services to continue to provide on-site support for current and, subject to a review process, future products developed by the Company, supplementing the Company's plan to deliver and support high value turn-key data entry products world-wide. The Company presently intends to develop and deploy the ICR (Intelligent Character Recognition, recognition of hand printed alphanumeric characters) technology and patents in the Company's future products to provide significant differentiation. The Company will also seek to market versions of the ICR technology into non-competitive markets. Finally, the Company has developed a strategic relationship with Kodak as a top tier authorized reseller for the Kodak line of scanners and other imaging-related products, allowing the Company to become a complete solution provider for data entry systems.

In the first quarter of 1998, the Company completed its acquisition of Mimetics S.A. of France ("Mimetics"). In August of 1996, the Company entered into a strategic relationship and purchased a minority ownership in Mimetics. In February of 1997, the Company purchased $337,000 in Mimetics convertible debentures. The debentures were partially financed with proceeds from a note payable from certain unrelated outside investors in the amount of $247,000. On March 2, 1998, the Company purchased all of the remaining outstanding shares of Mimetics for approximately 304,545 shares of the Company's common stock and warrants to purchase 184,590 shares of the Company's common stock at a price of $3 per share. These warrants expire March 2, 2002. Mimetics will continue to sell its current products, as well as assist in development of the Company's CADE products and provide European sales, marketing, and distribution channels for the Company's products.

The Company has also reached an agreement in principal with Formware Corporation of Park City, Utah ("Formware") to use Formware's image-based key entry product in the Company's future product offerings. The Company expects to reach a definitive agreement with Formware in the first half of 1998.* Coupled with the recognition technology owned by the company, the results of ongoing internal development projects, and the ongoing relationship with Kodak, this product rounds out the Company's current product portfolio and will allow deployment of a wholly new set of competitive products during Q2 1998.

In addition to these recent acquisitions and partnerships, the Company has made significant advances on product development and sales and marketing initiatives. The Company has scheduled new product releases in the second quarter of 1998, which focus on Kodak OCR and Microimager customer needs and are intended to enhance the functionality of the Imagelink product. The Company has also scheduled product releases in the second half of 1998, which are designed to improve the speed, accuracy, and functionality of the EntryLink product line. These products are targeted at specific strategic market verticals and will allow existing imaging customers to migrate to improved technological solutions to their business needs. Sales and marketing have focused on defining customer needs within strategic vertical markets and expanding sales and distribution channels. The Company believes these initiatives build upon the foundation laid in 1997 and are major steps toward the goal of becoming a leading provider of complete Computer Assisted Data Entry solutions.

The Company's future success will be substantially dependent upon its ability to integrate the products and technologies from its partners and recent acquisitions into the Company's products and product strategy. If the Company is unable, for technological or other reasons, to develop products in a timely manner in response to changes in the industry, or if products or product enhancements developed by the Company do not achieve market acceptance, the Company's results of operations will be materially adversely affected. There can be no assurance that the Company will be successful in developing and marketing products and product enhancements, that the Company will not experience difficulties that could delay the successful development and marketing of these products, or that its products and product enhancements will be accepted in the marketplace. Moreover, from time to time, the Company or its competitors may introduce new products or technologies that have the potential to replace the Company's existing products. There can be no assurance that these new products may delay or eliminate the purchase of the Companies existing products, which could have a material adverse affect on the Company's results of operations.

REVENUES

Net product revenue for the three months ended March 31, 1998 of $1,022,000 consisted of the sale of Imagelink OCR products, CNAPS boards, and deliverables to Motorola, Inc. Included in the quarter ending March 31, 1998 is revenue of $750,000 in connection with the sale and license of technology to Motorola, Inc. Revenue from Imagelink and board products is recognized at the time of product shipment. Revenue from the software maintenance agreements is deferred and recognized over the life of the agreement. Net product revenue for the comparable period in 1997 was $676,000.

The Company's future success and its ability to continue operations will depend in substantial part on its ability to significantly maintain and increase sales of its existing products and products to be developed under its revised product strategy. There can be no assurance that the Company will be able to generate significant additional sales or maintain sales at current or historical levels; failure to do so would have a material adverse effect on the Company's financial position and results of operations.

Research and development revenue for the three months ended March 31, 1998 was $56,000. For the comparable period in 1997, research and development revenue was $49,000. Research and development revenue for the three months ended March 31, 1998 was generated primarily from technology development and non-recurring engineering associated with the Company's products. Research and development revenue for the three months ended March 31, 1997 was largely attributable to technology development contracts with a large aerospace company.

International sales totaled $165,000 (13% of total revenue) for the three months ended March 31, 1998. For the comparable period in 1997, international sales were $75,000 (10% of total revenue). The level of international revenues has increased as a result of the Company's acquisition of Mimetics S.A. in France. The Company expects that international revenues will increase to even more significant levels in future quarters.*

Foreign regulatory bodies often establish technical standards different from those in the United States; while the Company tests its products to meet these standards, there can be no assurance that the Company's products will comply with such standards in the future. The Company's international sales and operations may also be materially adversely affected by the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, changes in taxes, varying exchange rates, difficulties in establishing and managing international operations and general economic conditions. Compliance or noncompliance with international quality standards may also affect operating results. In this respect, the Company has not applied for and has no present plans to apply for ISO 9000 certification.

COST OF PRODUCT REVENUE

The cost of  product revenue for the three months ended March 31, 1998 and
1997 was $213,000 and $240,000, respectively.   The cost of product revenue
consists of direct manufacturing costs, overhead costs associated with the manufacturing operations in Beaverton, Oregon, provisions for warranty costs, and reserves for inventory obsolescence and return. The decrease in cost for the three months ended March 31, 1997 was due mainly to changes in product mix. The Company's strategy is based upon a greater percentage of revenues from software products and customer solutions which typically have a higher margin than the component level products sold by the Company in previous periods.

Cost of product revenue could be negatively affected in future periods due to a number of factors, including problems with component supplies, variability of component cost, product quality or reliability problems or other factors. Additionally, the Company continues to develop new products for its markets. There can be no assurance that these new products will have the same margins as the Company's current products.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses of $613,000 for the three months ended March 31, 1998 were associated with the development of enhancements of the acquired OCR Subsystem product, and development of high performance CADE solutions utilizing application software from the Company's internal development efforts and the Company's partners. Research and development expenses were $284,000 for the comparable period in 1997. The increase in expenses for the three months ended March 31, 1998 was a result of increased development personnel and costs associated with the acquisition of the OCR Subsystem product line and the Company's French subsidiary.

The Company believes that a significant investment in research and development is critical to its future success. To the extent permitted by its liquidity position, the Company plans to continue to invest substantial resources in development efforts. If resource constraints cause the Company to allocate resources away from its research and development activities, the Company's future financial position and results of operations could be adversely affected.

SALES AND MARKETING EXPENSES

Sales and marketing expenses for the three months ended March 31, 1998 and 1997 were $476,000 and $202,000, respectively. Sales and marketing expenses are primarily comprised of labor costs, sales commissions, travel expenses, and promotion and advertising. Commissions generally vary with sales volume. The level of spending for promotion and literature costs is largely dependent on the level of promotion for new products. The increase in sales and marketing expenses from the prior year is largely attributable to increases in personnel, travel, advertising and promotion related to sales of the Company's OCR Subsystem product and development of customers and sales channels.

The Company expects that sales and marketing expense levels will continue to increase as sales support, advertising, public relations and product introduction activities increase, in accordance with the Company's new strategy.* The Company believes that increased sales and marketing activities are critical to any future growth in sales; accordingly, if resource constraints cause the Company to allocate resources away from these activities, the Company's future financial position and results of operations could be adversely affected.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 1998 were $191,000 as compared to $285,000 for the same period in 1997. The primary components of these expenses are salaries, insurance and fees related to legal, accounting and consulting services. The decreased level of expense from the prior year was primarily due to a reduction in insurance, sales and property tax, personnel, and consulting expenses. The Company expects that general and administrative expenses will increase in future periods due to increased headcount associated with its acquisition of Mimetics S.A.

IN-PROCESS RESEARCH AND DEVELOPMENT

In connection with the acquisition of Mimetics, the Company acquired ongoing research and development activities, which resulted in a one time write-off of $678,000 related to certain in-process research and development costs.
The value assigned to the in-process research and development represents those research and development efforts in process at the acquisition date for which technological feasibility had not yet been established and which had no alternative future uses. Accounting principles require that such cost be charged to expense as incurred.

OTHER INCOME AND EXPENSE, NET

Interest income for the three months ended March 31, 1998 and 1997 was $24,000 and $34,000, respectively. Interest income varies depending upon the cash balances and prevailing interest rates from period to period. Interest expense for the three months ended March 31, 1998 and 1997 was $5,000 and $17,000, respectively. In 1998 and 1997 interest expense was mainly due to the Company's capital lease obligations. The Company has entered into approximately $25,000 in additional capital lease obligations in the current year.

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

As of March 31, 1998, the Company had established capital leases with three major equipment leasing companies at effective interest rates ranging from 10% to 21%. The aggregate principal amount outstanding under these capital leases, including the current portion, totaled $194,000 as of March 31, 1998. Although the Company has no material commitments to purchase capital equipment, the Company may need to expend significant additional amounts for capital equipment in connection with its product strategy. The Company's cash and cash equivalents at March 31, 1998 were $1,815,000, a decrease of $77,000 from the cash and cash equivalents balance of $1,892,000 at December 31, 1997. The Company's working capital at March 31, 1998 was $1,603,000, a decrease of $758,000 from the working capital balance of $2,361,000 at December 31, 1997. The Company expects that it will need additional funding in the future, although it is unable to predict the precise amount or date that such funding will be required.

The Company will continue considering alternative sources for expected future funding, including equity or debt financing, corporate partnering relationships involving up-front payments and/or equity investments, sales of technology and other alternatives. The Company has not yet identified which, if any, of these courses it will pursue, nor has it received commitments from any such sources for any funding of any kind. Accordingly, there can be no assurance that any such funding can be obtained. If adequate funds are not available as required, the Company's ability to fulfill product orders, as well as the Company's financial position and results of operations, will be adversely affected. In particular, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that are highly dilutive to existing stockholders. The Company's future capital needs will depend upon numerous factors, including the success of the Company's revised product strategy, the progress of the Company's research and development activities, the extent and timing of the acceptance of the Company's products, the cost of the Company's sales, marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with certainty, and, therefore, there can be no assurance that the Company will not require additional funding earlier than anticipated.

                          PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

        (a)  EXHIBITS

             None

        (b)  REPORTS ON FORM 8-K

             On March 18 the Company filed a report on Form 8-K to report the acquisition of Mimetics S.A. of France.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ADAPTIVE SOLUTIONS, INC.
                                              (Registrant)



DATE: MAY 11, 1998                     BY  /s/ DANIEL J. MEUB
                                          ----------------------------
                                               DANIEL J. MEUB
                                               PRESIDENT AND
                                               CHIEF EXECUTIVE OFFICER


                                       BY  /s/ RICHARD L. BOONSTRA
                                          ----------------------------
                                               RICHARD L. BOONSTRA
                                               CORPORATE CONTROLLER AND
                                               PRINICIPAL FINANCIAL OFFICER