Form 10-Q
period 1998-06-30
ADAPTIVE SOLUTIONS INC
filed 1998-08-14
CIK 873952

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                     Form 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended     JUNE 30, 1998
                                   --------------
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

                                             /X/ Yes  / / No

                 Number of shares of common stock outstanding as of
                                   June 30, 1997:
                           1,519,371 shares, no par value
                           ------------------------------

                              ADAPTIVE SOLUTIONS, INC.

                                Index to Form 10-Q

                                                                    PAGE NO.
                                                                    --------

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of
        June 30, 1998 and December 31, 1997                              3

        Consolidated Statements of Operations for the
        three months and six months ended June 30, 1998 and 1997         4

        Consolidated Statements of Cash Flows for the
        six months ended June 30, 1998 and 1997                          5

        Notes to Condensed Consolidated Financial Statements             6-7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                    8-13

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders              14

Item 6. Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                               16


                      ADAPTIVE SOLUTIONS, INC.
                    CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS)



                                                      June 30,    December 31,
                                                        1998         1997
                                                    -----------  -------------
                                                    (unaudited)

ASSETS
Current assets:
Cash and cash equivalents                             $  806         $1,892
Restricted cash                                           --            160
Short-term investments                                    --            337
Accounts receivable, net                               1,829            915
Inventory, net                                           390            536
Prepaid expenses and other assets                        137             72
                                                    -----------  -------------
   Total current assets                                3,162          3,912

Fixtures and equipment, net                              785            679
Intangible assets, net                                   580             99
Other assets                                              45            148
                                                    -----------  -------------
                                                      $4,572         $4,838
                                                    -----------  -------------
                                                    -----------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                      $  409         $  286
Accrued expenses                                       1,131            452
Current portion of capital lease
   obligations                                            80            254
Deferred revenue                                         520            183
Notes payable                                            180            376
                                                    -----------  -------------
   Total current liabilities                           2,320          1,551

Capital lease obligations, less current portion           77             38
Long-term debt                                           229             --


Total stockholders' equity                             1,946          3,249

                                                      $4,572         $4,838
                                                    -----------  -------------
                                                    -----------  -------------

             See accompanying notes to condensed financial statements.

                              ADAPTIVE SOLUTIONS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                                Three months ended           Six months ended
                                                    June 30,                    June 30,
                                           -------------------------------------------------------
                                               1998           1997         1998            1997
                                           -----------  ------------    -----------   ------------

REVENUE:
  Net product revenue                        $  905         $  606        $ 1,927      $   1,282
  Service and other revenue                     245             --            435             --
  Research and development revenue              100            233            156            282
                                           -----------  ------------    -----------   ------------
    TOTAL REVENUE                             1,250            839          2,518          1,564

OPERATING COSTS AND EXPENSES
  Cost of product revenue                       487            167            700            407
  Research and development                      690            370          1,303            654
  Sales and marketing                           660            246          1,136            448
  General and administrative                    223            257            414            542
  In-process research and development            --             --            678             --
                                           -----------  ------------    -----------   ------------
    TOTAL OPERATING COSTS AND
    EXPENSES                                  2,060          1,040          4,231          2,051
                                           -----------  ------------    -----------   ------------
OPERATING LOSS                                 (810)          (201)        (1,713)          (487)

Other income/(expense)                           89             30            108             38
                                           -----------  ------------    -----------   ------------
NET LOSS                                     $ (721)        $ (171)       $(1,605)     $    (449)
                                           -----------  ------------    -----------   ------------
                                           -----------  ------------    -----------   ------------
NET LOSS PER SHARE
  Basic and diluted                          $(0.47)        $(0.12)       $ (1.07)     $   (0.32)
                                           -----------  ------------    -----------   ------------
                                           -----------  ------------    -----------   ------------
SHARES USED IN CALCULATING
NET LOSS PER SHARE
  Basic and diluted                           1,519          1,398          1,499          1,396
                                           -----------  ------------    -----------   ------------
                                           -----------  ------------    -----------   ------------

            See accompanying notes to condensed financial statements.

                              ADAPTIVE SOLUTIONS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   Six months ended June 30,
                                                                  ---------------------------
                                                                      1998           1997
                                                                      ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $(1,605)       $  (449)
  Adjustments to reconcile net loss to cash used by
     operating activities:
      Depreciation and amortization                                     216            158
      Royalty income                                                    (44)            --
      In-process research and development                               678             --
      Loss on sale of asset                                              --              9
  Changes in assets and liabilities:
     Short-term investment                                               --           (337)
     Trade accounts receivable                                         (914)            94
     Inventory                                                          146            245
     Prepaid expenses and other assets                                  (65)            13
     Accounts payable                                                   123            (35)
     Accrued expenses                                                   679           (591)
     Deferred revenue                                                   337           (717)
                                                                   -----------   -------------
         Net cash (used in) operating activities                       (449)        (1,610)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets                                            --            869
 Purchases of property and equipment                                   (157)          (115)
 Purchase of intangible assets                                         (545)            (9)
                                                                   -----------   -------------
        Net cash provided by (used in) investing activities            (702)           745

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net                             --             13
 Payments on capital lease obligations                                 (173)          (255)
 Proceeds from/(payments on) notes payable, net                        (196)           247
 Proceeds from/(payments on) long-term debt, net                        273             --
 Change in restricted cash                                              160             --
                                                                   -----------   -------------
        Net cash provided by financing activities                        64              5

 Effect of exchange rate on cash                                          1             --
                                                                   -----------   -------------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                  (1,093)          (860)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                1,892          3,612
                                                                   -----------   -------------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                        $   806        $ 2,752
                                                                   -----------   -------------
                                                                   -----------   -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION -
     Cash paid for interest                                         $    12        $    19
     Net assets acquired in acquisitions                                637
     Property acquired by capital leases                                 38
     Long-term debt offset by royalty income                             44
                                                                   -----------   -------------
                                                                   -----------   -------------

                See accompanying notes to condensed financial statements.

                               ADAPTIVE SOLUTIONS, INC.
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed, therefore, these financial statements should be read in conjunction with the Company's 1997 annual report to stockholders filed with the Securities and Exchange Commission. In the opinion of management, the condensed financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

INVENTORIES

Inventories are valued at the lower of cost or market with cost determined on the average cost method. The components of inventories are as follows:

                                       June 30, 1998    December 31, 1997
                                       --------------   -----------------
                                        (unaudited)

Finished goods                             $   278       $    488
Work in process                                  -              2
Raw materials                                  439            439
Reserve for obsolete inventory                (327)          (393)
                                            -------       --------
                                            $  390        $   536
                                            -------       --------
                                            -------       --------

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

The adoption of SFAS 128 had no effect on the previously reported loss per share amounts for the quarter ended June 30, 1997. Losses were reported in all periods presented and, accordingly, the denominator was equal to the weighted average outstanding shares with no consideration for outstanding options to purchase shares of the Company's common stock, because to do so would have been anti-dilutive.

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

REVENUE RECOGNITION

On January 1, 1998 the Company adopted AICPA Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair values of the elements. The revenue allocated to software products generally is recognized upon delivery of the products. The revenue allocated to post-contract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements generally is recognized as service is performed.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

OVERVIEW
Adaptive Solutions, Inc., (the "Company"), was incorporated in Oregon in 1988, and has its principal executive offices located at 1400 NW Compton Drive, Suite 340, Beaverton, Oregon 97006. The Company develops and markets highly accurate, turnkey automated data entry products for processing mission critical business transactions.

The Company's goal is to become a leader in providing automated data entry solutions to corporate and government organizations that need to accurately extract relevant data generated from large volumes of paper, electronic, and internet-based forms. These organizations process 5,000 to 50,000 forms per day and include healthcare, transportation, state governments, and federal agencies. The Company is dedicated to building breakthrough data entry products that migrate customers from manual to automated data entry for paper, electronic, and/or internet-based forms with next generation data validation and common indexing across all form types.

During the second quarter the Company introduced its new EntryLink-TM-product with full-function automated data entry capabilities for paper-based forms. EntryLink-TM- is a complete, turnkey solution that combines hardware, software, support, and service. EntryLink-TM- is pre-configured and optimized for each installation. The product is contained in one cabinet and links to a variety of scanners and imagers on the front end. EntryLink-TM-is fully supported by same day service from Kodak Professional Services.

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

REVENUES

Total revenue of $1,250,000 for the three months ended June 30, 1998 increased 49% compared to revenue of $839,000 in the second quarter of 1997. Revenue for the second quarter was mainly comprised of revenue from the Company's EntryLink-TM- product family, Imagelink product, CNAPS boards and service revenues. Also included in revenue for the quarter ended June 30, 1998 are sales of Mimetics EasyReader products, products resold through Mimetics and, research and development revenues associated with certain non-recurring engineering projects. The sales cycle for the Company's EntryLink-TM- product family has been longer than planned (typically averaging 12 - 18 months) and revenues from these products are expected to increase in future periods, but revenues from the Company's CNAPS product are expected to continue to decline.

For the six months ended June 30, 1998, total revenue of $2,518,000 consisted of $750,000 in connection with the sale and license of technology to Motorola, Inc., revenue from EntryLink and Imagelink products, CNAPS products, service, and research and devlopment revenues, and represents a 61% increase over total revenues of $1,564,000 for the comparable period in 1997. Revenue from EntryLink, Imagelink and board products is recognized at the time of product shipment. Revenue from the software maintenance agreements is deferred and recognized over the life of the agreement.

The Company's future success and its ability to continue operations will depend in substantial part on its ability to significantly maintain and increase sales of its existing products and products being developed under its revised product strategy. There can be no assurance that the Company will be able to generate significant additional sales or maintain sales at current or historical levels; failure to do so would have a material adverse effect on the Company's financial position and results of operations.

International sales totaled $505,000 (40% of total revenue) for the three months ended June 30, 1998 and $670,000 (27% of total revenue) for the six months ended June 30, 1998. For the comparable periods in 1997, international sales were $9,000 (1% of total revenue) and $84,000 (5% of total revenue), respectively. The percentage of international revenues to total revenues has increased as a result of the Company's acquisition of Mimetics in March 1997.

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

COST OF PRODUCT REVENUE

The cost of product revenue for the three months and six months ended June 30, 1998 was $487,000 and $700,000, respectively. For 1997, the cost of product revenue for the similar periods was $167,000 and $407,000, respectively. The cost of product revenue consists of direct manufacturing costs, overhead costs associated with the manufacturing operations in Beaverton, Oregon, provisions for warranty costs, and reserves for inventory obsolescence and return. The increase in cost for the three months and six months ended June 30, 1998, as compared to the similar periods in the prior year, was due mainly to the increase in revenues versus the prior year, changes in the product mix, and increased costs associated with initial production and shipment of the Company's new products.

Cost of product revenue could be negatively affected in future periods due to a number of factors, including problems with component supplies, variability of component cost, product quality or reliability problems, dependence on limited or sole source suppliers or other factors.


RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses of $690,000 and $1,303,000 for the three months and six months ended June 30, 1998 were associated with the development of the Company's EntryLink product line and high performance image recognition engines. Research and development expenses were $370,000 and $654,000 for the comparable periods in 1997. The increase in research and development expenses for the three months and six months ended June 30, 1998, as compared to the same periods in 1997, was a result of the inclusion of Mimetics S.A., and increased personnel, consulting, and travel expenses. Future research and development expenses are expected to be focused on new modules and further enhancements to the EntryLink product line.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses for the three months and six months ended June 30, 1998 were $660,000 and $1,136,000, respectively, as compared to $246,000 and $448,000 for the same periods a year earlier. Sales and marketing expenses are primarily comprised of salary costs, sales commissions, promotion, and product and customer literature. Commissions generally vary with sales volume. The level of spending for promotion and literature costs is largely dependent on the level of promotion for new products. The increase in sales and marketing expenses from the prior year is mainly attributable to increased costs associated with the launch of the Company's EntryLink product line, building sales infrastructure including pre-sales field engineers and additional salespeople and increased travel, trade show expenses, and commissions associated with increased revenues.

The Company has very limited marketing experience in its chosen markets and these markets are characterized by long sales cycles, and expanding the Company's marketing capabilities will require significant expenditures for items including additions to personnel. The Company intends to increase both its product offerings and target markets through marketing, sales and distribution and development of relationships with other companies. The Company intends to increase the number of its strategic partners. The Company plans to continue to devote significant resources to its sales and marketing efforts in order to build such corporate infrastructure. Therefore, any failure to achieve growth in revenues in excess of increased expenses would have a material adverse effect on the Company's operating results and financial condition. There can be no assurance that the Company will be able to successfully expand its sales and service force or that such expansion will increase revenues in excess of expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months and six months ended June 30, 1998 were $223,000 and $414,000 as compared to $257,000 and $542,000 for the same period in 1997. The primary components of these expenses are salaries, insurance and fees related to legal, accounting and consulting services. The decreased level of expense from the prior year was primarily due to reduced consulting, legal, and insurance expenses.

OTHER INCOME AND EXPENSE

Other income and expense is mainly comprised of interest income and expense, and gains or losses on foreign currency and sales of assets. Interest income for the three months and six months ended June 30, 1998 was $15,000 and $39,000 respectively. Interest income for the same periods in 1997 was $32,000 and $66,000, respectively. Interest income varies depending upon the cash balances and prevailing interest rates from period to period. Interest expense for the three months and six months ended June 30, 1998 was $6,000 and $12,000, respectively, compared to $2,000 and $19,000, respectively for the three months and six months ended June 30, 1997, respectively. Interest expense is primarily attributable to the Company's capital lease and debt obligations.

INCOME TAXES

The completion of the initial public offering in November 1993 constituted a change in ownership that will limit the net operating loss carryforwards that can be used to offset taxable income in future years. See Notes to Condensed Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded its operations primarily through (i) sales of its equity and convertible debt securities with venture capital and other investors, (ii) equipment leases, (iii) revenues from technology development agreements and government research contracts and (iv) revenues from the sales of the Company's products.

As of June 30, 1998, the Company had established capital leases with four major equipment leasing companies at effective interest rates ranging from 10% to 21%. The aggregate principal amount outstanding under these capital leases, including the current portion, totaled $157,000 as of June 30, 1998. Although the Company has no material commitments to purchase capital equipment, the Company may need to expend significant additional amounts for capital equipment in connection with its product strategy. The Company's cash and cash equivalents at June 30, 1998 were $806,000, a decrease of $1,086,000 from the cash and cash equivalents balance of $1,892,000 at December 31, 1997. The Company's working capital at June 30, 1998 was $842,000, a decrease of $1,519,000 from the working capital balance of $2,361,000 at December 31, 1997. The company expects that its current working capital of $842,000 will be sufficient to support operations for only three months. To address its working capital shortfall, the Company has reduced operating cash outflows, mainly through a reduction in contractors and consultants, reduced program spending, deferral of board of director fees, certain consulting fees, and deferral of a portion of executive compensation. Additionally, the Company is considering alternative sources for expected future funding, including equity or debt financing, corporate partnering relationships involving up-front payments and/or equity investments, sales of technology and other alternatives.

At August 12, 1998 the Company obtained a $2,000,000 line of credit from Silicon Valley Bank ("SVB") at prime plus 1.5%. The line of credit is collateralized by a lien on substantially all of the Company's assets. The line of credit is backed by eligible accounts receivable, which is defined as 80% of current domestic product credit sales and maintenance agreement renewals, subject to exclusion for contra, inter-company, foreign, 50% cross-aging and federal government accounts. In addition, restrictive covenants require the Company to: i) maintain minimum liquidity coverage of 2 to 1, ii) maintain a tangible net worth of $1,000,000, iii) not contribute additional capital or lend money to its wholly-owned subsidiary in excess of $250,000, and iv) not incur more than one quarterly loss in any rolling four quarter period or exceed a loss of $375,000 in any single quarter. The line of credit matures on August 7, 1999. There can be no assurance that the Company can maintain compliance with the terms of this agreement.

The Company has not received commitments from any other such sources for any funding of any kind. Accordingly, there can be no assurance that any such funding can be obtained. If adequate funds are not available as required, the Company's ability to fulfill product orders, as well as the Company's financial position and results of operations, will be adversely affected. In particular, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that are highly dilutive to existing stockholders. The Company's future capital needs will depend upon numerous factors, including the success of the Company's revised product strategy, the progress of the Company's research and development activities, the extent and timing of the acceptance of the Company's products, the cost of the Company's sales, marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with certainty, and, therefore, there can be no assurance that the Company will not require additional funding earlier than anticipated.

The Company has 1,680,764 outstanding warrants entitling the holders to purchase 2,286,319 shares of the Company's common stock at an exercise price of $28.19. In addition, there are 67,000 warrants outstanding with an exercise price of $56.38 which entitle the holders to purchase units comprised of 2.53 shares of common stock plus additional warrants to purchase 1 share of common stock at $28.19 per share, and 3,000 warrants entitling the holders to purchase shares of common stock at $90 per share. All of these warrants expire in November of 1998.

The Company has an additional 75,000 outstanding warrants entitling the holders to purchase shares of common stock at $16.875 per share. These warrants expire in November 1999. The Company issued 36,918 warrants to former shareholders of Mimetics to purchase shares of common stock at $15.00 per share. These warrants expire March 2, 2002.

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

                            PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders was held on April 22, 1998. At the meeting, the following directors were elected:


                                      No. of Shares Voted
                                      -------------------
          Directors               For                  Withheld
          ---------               ---                  --------

     C. Scott Gibson               6,345,701            80,745
     Daniel J. Meub                6,354,051            72,395
     David Wood                    6,354,051            72,395
     T. Peter Thomas               6,354,051            72,395
     Frederick M. Haney, Ph.D.     6,354,051            72,395
     Jean-Claude Peterschmitt      6,354,051            72,395

     In addition, the shareholders approved the following proposals:

                                                         Number of Shares Voted
                                                         ----------------------
          Proposal                                    For       Against   Abstain
          --------                                    ---       -------   -------

     1) Ratify approval of  the                   2,253,009      424,327    24,617
        Company's1998 Stock
        Incentive Plan.

     2) Ratify appointment of KPMG                6,388,201      24,745     14,500
        Peat Marwick, LLP, as
        independent auditors of the
        Company for the fiscal year
        ending December 31, 1998


     3) Ratify a one-for five reverse             5,930,559      488,437     8,450
        split of the Company's common
        stock

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  EXHIBITS

          None

     (b)  REPORTS ON FORM 8-K

          On May 18 the Company filed an amendment to its report on Form 8-K originally filed on March 18 to report the acquisition of Mimetics S.A. of France.

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ADAPTIVE SOLUTIONS, INC.
                                   ------------------------
                                         (Registrant)



DATE:  AUGUST 11, 1998               BY /s/ DANIEL J. MEUB
       ---------------                 --------------------
                                        DANIEL J. MEUB
                                        PRESIDENT AND CHIEF
                                        EXECUTIVE OFFICER



                                     BY /s/ RICHARD L. BOONSTRA
                                       -------------------------
                                        RICHARD L. BOONSTRA
                                        CORPORATE CONTROLLER